Form 10-Q
period 2012-12-31
Geo Point Resources, Inc.
filed 2013-03-06
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 333-184578

GEO POINT RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	45-5593622
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1421 E. Pomona Street

Santa Ana, California 92705

 (Address of Principal Executive Offices)

(714) 584-4361

(Registrant’s Telephone Number, including area code)

1306 E. Edinger Ave, #C

Santa Ana, California 92705

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 26, 2013 – 30,065,000 shares of common stock (subject to the spin-off payment date outlined in the Registrant’s Prospectus dated January 7, 2013, and filed with the Securities and Exchange Commission on January 8, 2013). The spin-off payment date will be the date on which the Registrant’s shares of common stock to be received in the spin-off from its parent, Geo Point Technologies, Inc., a Utah corporation (“GPT”), have been granted quotations on the OTCBB or the OTC Markets, Inc. “Pink Sheets.”  A registered broker-dealer has filed a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) for this purpose, and the Registrant and such broker-dealer are in the process of responding to FINRA’s comments to such filing. The record date for the spin-off is January 17, 2013; and the ex-dividend date is January 15, 2013.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of December 31, 2012 and March 31, 2012	F-2

Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011	F-3

Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011	F-4

Notes to the Financial Statements	F-5

Geo Point Resources, Inc.

Balance Sheets

(unaudited)

	December 31, 2012	March 31, 2012

ASSETS
Current Assets
Cash	$ 79,701	$ 35,169
Accounts receivable, net of allowance for bad debt of $1,805 and $1,805, respectively	500	500
Prepaid expenses and other current assets	4,711	1,900
Total Current Assets	84,912	37,569
Furniture and equipment, net of accumulated depreciation of $52,815 and $49,815, respectively	7,811	7,400
Other assets	1,000	1,000
Total Assets	$ 93,723	$ 45,969

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 90,535	$ 76,249
Total Current Liabilities	90,535	76,249

Shareholders’ Equity (Deficit)
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 30,065,000 and 30,065,000 shares issued and outstanding, respectively	30,065	30,065
Additional paid-in capital	322,961	242,715
Accumulated deficit	(349,838)	(303,060)
Total Shareholders' Equity (Deficit)	3,188	(30,280)
Total Liabilities and Shareholders’ Equity (Deficit)	$ 93,723	$ 45,969

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

Revenue	$ 41,502	$ 31,078	$ 157,999	$ 91,880

Costs and Operating Expenses
Cost of Sales	1,568	11,738	22,803	24,641
General and administrative	81,127	43,553	176,539	150,762
Total Costs and Operating Expenses	82,695	55,291	199,342	175,403
Operating Loss	(41,193)	(24,213)	(41,343)	(83,523)
Other income (expense)	-	(1,160)	(3,600)	(1,560)
Loss before provision for income taxes	(41,193)	(25,373)	(44,943)	(85,083)
Provision for income taxes	1,726	-	1,835	800
Net Loss	$ (42,919)	$ (25,373)	$ (46,778)	$ (85,883)
Basic and dilutive loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and dilutive weighted average common shares outstanding	30,065,000	30,065,000	30,065,000	30,065,000

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended December 31,
	2012	2011

Cash Flows from Operating Activities:
Net loss	$ (46,778)	$ (85,883)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	3,000	3,000
Changes in assets and liabilities:
Accounts receivable	-	19,453
Prepaid expenses and other current assets	(2,811)	2,149
Accounts payable and accrued liabilities	14,286	1,823
Net Cash Used in Operating Activities	(32,303)	(59,458)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,411)	(7,877)
Net Cash Used in Investing Activities	(3,411)	(7,877)

Cash Flows from Financing Activities:
Capital contribution from former parent	80,246	21,630
Net payments on line of credit	-	(22,258)
Cash Flows Provided by (Used in) Financing Activities	80,246	(628)

Net Change in Cash	44,532	(67,963)
Cash at Beginning of Period	35,169	92,446
Cash at End of Period	$ 79,701	$ 24,483

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ 1,835	$ 800

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc. (“GPT”) approved a stock dividend that will result in a spin-off (“Spin-Off”) of Geo Point Resources, Inc. (the “Company”) common stock to the GPT stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of GPT. The Company was incorporated on June 13, 2012, comprising all of GPT’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off has a “Record Date” of January 17, 2013; an  ex-dividend date of January 15, 2013; and the spin-off payment date will be the date that the Financial Industry Regulatory Authority, Inc. (“FINRA”) grants quotations of the Company’s common stock on the OTCBB or the OTC Markets, Inc. “Pink Sheets.”  GPT will retain and focus its efforts on their oil refining operations in Karatau, Kazakhstan.

The Spin-Off will be pro rata, effected through a stock dividend, based on a one (1) for one (1) ratio of the only class of outstanding securities of GPT, common stock, amounting to 30,065,000 shares; no change in this number of GPT’s outstanding shares is expected to occur prior to the Record Date or the spin-off payment date. Each GPT stockholder at the close of business on the Record Date will receive one (1) share of the Company’s common stock for every one (1) share of the GPT held.

Because the Spin-Off was effected by entities under common control, the financial statements included herein are those of the Company based on its operating history. All operations presented herein represent the Environmental and Engineering Divisions of GPT. See GPT’s 8-K Current Report filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2012, which contains additional information regarding the Spin-Off and pro-forma information, along with the Prospectus of the Company dated January 7, 2013, and filed with the SEC on January 8, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying balance sheet as of December 31, 2012, and the statements of operations, and cash flows for the three and nine months ended December 31, 2012 and 2011, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine months ended December 31, 2012 are unaudited.  The results of the three and nine months ended December 31, 2012, are not necessarily indicative of the results to be expected for the year ending March 31, 2013, any other interim period, or any other future year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts and the useful life of property and equipment.

Fair Value of Financial Instruments

The Company has adopted the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•

Level 1 –

quoted market prices in active markets for identical assets or liabilities.

•

Level 2 –

inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 –

unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2012 and March 31, 2012, the Company did not have Level 1, 2, or 3 financial assets, nor did it have any financial liabilities.  Financial instruments consist of cash, accounts receivable, and payables.  The fair value of financial instruments approximated their carrying values as of December 31, 2012 and March 31, 2012, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2012, services provided to two customers accounted for 67.2% and 25.9% of total revenues.  During the nine months ended December 31, 2011, services provided to two customers accounted for 41.4% and 19.2% of total revenues.  As of December 31, 2012, one customer accounted for 100% of the accounts receivable balance.  The loss of one or more of these customers could have a material impact on the Company.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of six months or less are considered to be cash and cash equivalents.  At December 31, 2012 and March 31, 2012, the Company did not have any cash deposits in excess of FDIC limits.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer, if the Company has no previous experience with the customer, the Company typically requests retainers or obtains financial information sufficient to extend the credit.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  If the financial condition of the Company’s customers deteriorates, additional allowances are made.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.  Computers, other office equipment, and furniture are depreciated over a period of six to seven years.  Vehicles are depreciated over five years.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of December 31, 2012 and March 31, 2012, impairments are not present.

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s primary source of revenue has been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.  Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized over the period of services being performed.  The Company also has operations associated with the oil and gas segment that have limited activity and have not yet generated revenues.  All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers, if any.  Shipping and handling costs incurred, if any, are reported in cost of products sold.

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred.

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  Tax law and rate changes are reflected in income in the period such changes are enacted.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.  The Company believes it has appropriate support for the income tax positions taken and to be taken on future income tax returns.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2012 and March 31, 2012, the Company did not have any dilutive securities.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, an accumulated deficit, and was dependent upon contributions made by its former parent in order to fund its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. Terms of which might not be acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Under the Company’s articles of incorporation, the Board of Directors is authorized, without stockholder action, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series.  Among the specific matters that may be determined by the board of directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution, and voting rights, if any.  If the Company offers preferred stock, the specific designations and rights will be described in amended articles of incorporation.

Capital Contributed by the Former Parent

During the nine months ended December 31, 2012 and 2011, GPT contributed $80,246 and $21,630, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature.  Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment of United States or foreign laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.

Our future results and stockholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change.

References to “we,” “our” or “us” and words of similar import under this heading refer to “Geo Point Nevada,” unless the context implies otherwise.

Plan of Operation

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Technologies, Inc., a Utah corporation and our former parent (GPT”), at its inception and were commenced as a “DBA” in 1997, by GPT’s founder, William C. Lachmar, our President and sole director.

The business operations of the Environmental Division are primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services are engaged, we contract with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project is small and can be handled by our smaller drilling equipment, this service is not contracted out.  Once the soil sample is obtained, it is submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar, our President, who is a Licensed Professional Geologist in Texas and California, prepares a written report that is sanctioned by the particular laboratory that conducted the analysis.  Mr. Lachmar’s licensing as a “Professional Geologist” is required to prepare any such report.  If an REC is identified to exist, then we will provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination. Acceptable levels are further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern include those that are inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services are basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC is found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assess the environmental impact of any hazardous materials found and prepare the requested report.

The Engineering Division has provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  These services mostly comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.  Other engineering services are for gasoline service stations where updated monitoring equipment must be installed or the monitoring equipment shows an error code that needs to be corrected before the gas station can begin to pump gas again; or where more crash posts must be installed around a propane tank, other fuel or similar dispenser island or a like setting.

We have and intend to continue the business operations previously conducted by GPT through the Environmental and Engineering Divisions, along with attempting to fund additional research of the HI Technology  that was licensed to GPT by William C. Lachmar, our President and sole director, as to which no assurance can be given. The research and development contemplated relates to the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.  The professional we had intended to utilize for our research and development of this technology has been and continues to be seriously ill.  We are attempting to find another person whom we believe has the qualifications necessary to assist in the research and development of this technology; however, with funding constraints, it is not anticipated that this research and development will begin in the near future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2012, Compared to the Three Months Ended December 31, 2011

During the three months ended December 31, 2012, we had sales of $41,502, compared to $31,078 for the three months ended December 31, 2011, an increase of $10,424 or 33.5%.  Cost of sales for the three months ended December 31, 2012, was $1,568, compared to $11,738 for the three months ended December 31, 2011, a decrease of $10,170 or 86.6%.  Cost of sales decreased significantly during the three months ended December 31, 2012, due primarily to completion of projects that were mostly services based and did not incur substantial external expenditures. In addition, during the three months ended December 31, 2012, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended December 31, 2012, were $81,127, compared to $43,553, during the three months ended December 31, 2011, an increase of $37,574 or 86.3%.  Our standard general and administrative expenses remained relatively consistent during both periods due to limited changes to our operations. However, the increase in general and administrative expenses during the three months ended December 31, 2012 was directly related to professional fees incurred in connection with filing our registration statement.

Nine Months Ended December 31, 2012, Compared to the Nine Months Ended December 31, 2011

During the nine months ended December 31, 2012, we had sales of $157,999, compared to $91,880 for the nine months ended December 31, 2011, an increase of $66,119 or 72.0%.  Cost of sales for the nine months ended December 31, 2012, was $22,803, compared to $24,641 for the nine months ended December 31, 2011, a decrease of $1,838 or 7.5%.  Revenues increased significantly during the nine months ended December 31, 2012, due primarily to completion of a project that resulted in the recognition of sales of $43,118.  The project was mostly services based and did not incur substantial external expenditures and thus the improvement on cost of sales. In addition, during the nine months ended December 31, 2012, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the nine months ended December 31, 2012, were $176,539, compared to $150,762, during the nine months ended December 31, 2011, an increase of $25,777 or 17.1%.  Our standard general and administrative expenses remained relatively consistent during both periods due to limited changes to our operations. However, the increase in general and administrative expenses during the nine months ended December 31, 2012 was directly related to professional fees incurred in connection with filing our registration statement.

Liquidity

Current assets at December 31, 2012, included cash of $79,701 and $4,711 in prepaid expenses and other current assets, for total current assets of $84,912. At December 31, 2012, we had a negative working capital of $5,622, as compared a negative working capital of $38,680 at March 31, 2012.  The negative working capital at December 31, 2012, is a result of increased accounts payable due to the costs incurred in connection with filing our registration statement regarding our spin-off from GPT and related expenses.

Capital Resources

During the nine months ended December 31, 2012, operating activities used net cash of $32,303, compared to $59,458 net cash used in the nine months ended December 31, 2011, or a decrease of $27,155.  For the nine months ended December 31, 2012, the net cash used by operating activities was a result of our net loss offset by the significant increase in our accounts payable balance due to costs incurred in connection with the filing of our registration statement.  We funded operations during the nine months ended December 31, 2012, primarily through operations, the use of cash on hand, and capital contributions from our former parent, GPT.

For the nine months ended December 31, 2012, the net cash used by investing was $3,411 compared to $7,877 for the nine months ended December 31, 2011.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the nine months ended December 31, 2012, we received cash from financing activities of $80,246, all coming from capital contributions from our former parent, GPT, as compared to $628 used in financing activities for the nine months ended December 31, 2011, of which $22,258 related to paying off our line of credit and capital contributions of $21,630. After the spin-off, we do not expect to receive any additional monies from our former parent.

We intend to fund future operations for the next 12 months through cash flows generated from operations and current cash on hand.  These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations. We believe our plans will enable us to continue our current operations for in excess of one year from the date of financial statements contained in this Quarterly Report.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by William C. Lachmar, President, CEO, Chief Financial Officer and Director.
32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 proved by William C. Lachmar, President, CEO, Chief Financial Officer and Director.

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Geo Point Resources, Inc.

Date:	March 5, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	March 5, 2013	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary