Form 10-K
period 2013-03-31
Geo Point Resources, Inc.
filed 2013-07-16
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2013

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184578

GEO POINT RESOURCES, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	45-5593622
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1421 E. Pomona Street

Santa Ana, California 92705

 (Address of Principal Executive Offices)

(714) 584-4361

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $674, based on 673,554 shares being held by non-affiliates as of September 30, 2012 (assumes retroactive adjustments resulting from a one for 30 reverse split of the Registrant’s outstanding common stock effective on May 20, 2013 [see the heading “Introduction” of Part I, Item 1, below]), the end of the Registrant’s second fiscal quarter.  Because there was no public market for the Registrant’s common stock on that date, the Registrant has arbitrarily valued these non-affiliate shares at the par value of its common stock or $0.001 per share.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 9, 2013, the Registrant had 1,002,167 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature. Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment or amendment of laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.

Our future results and stockholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change; however, we undertake no duty to do so.

References to “we,” “our” or “us” and words of similar import under this heading refer to “Geo Point Resources, Inc.,” the Registrant, unless the context implies otherwise.

ITEM 1.  BUSINESS

Introduction

On June 13, 2012, we were formed as a wholly-owned subsidiary of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and into which Geo Point Utah simultaneously authorized the conveyance of the segment of its business comprising all of its Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption by us of all related liabilities and the indemnification of Geo Point Utah by us from any liabilities relating to these assets and operations.  Also on June 13, 2012, the Board of Directors Geo Point Utah approved a stock dividend that resulted in a spin-off of all of our shares of common stock to the Geo Point Utah stockholders, pro rata, on a one share for one share basis, on the record date. The spin-off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a spin-off payment date of April 22, 2013.  On the effective date of the spin-off, there were approximately 1,002,167 outstanding shares of our common stock.  For additional information about the spin-off, see our Prospectus dated January 7, 2013, and filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2013; and our 8-K Current Report dated April 22, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

On the opening of business on May 20, 2013, we effected a one for 30 reverse split of our outstanding shares of common stock, pursuant to which each 30 shares of our common stock were converted automatically into one share of our common stock.  No fractional shares were issued in connection with the reverse split, and any fractional shares were rounded up to the next whole share.   The reverse split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares were held in the Depository Trust Company [the “DTC”]), on a per stockholder of record basis), would be reduced to less than 100 shares; no stockholder of record or beneficially owning stockholder owning less than 100 shares prior to the reverse split was be effected by the reverse split, and each such stockholder retained whatever shares were owned prior to the reverse split.  For additional information about the reverse split, see our 8-K Current Report dated May 20, 2013, and filed with the SEC on such date.  See Part IV, Item 15.  There were 1,002,167 outstanding shares of our common stock on the effective date of our reverse split (assuming all rounding occurred on that date).  As of July 9, 2013, 4,674 shares of our common stock had been contributed to our capital by a stockholder for rounding related to the reverse split.  All computations in this Annual Report take into account the reverse split on a retroactive basis.

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Utah at its inception and were commenced as a “DBA” in 1997, by Geo Point Utah’s founder, William C. Lachmar, our President and sole director, in the State of California, where these business operations are presently conducted by us.

Business

The business operations of the Environmental Division are primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services are engaged, we contract with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project is small and can be handled by our smaller drilling equipment, this service is not contracted out.  Once the soil sample is obtained, it is submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar, our President, who is a Licensed Professional Geologist in Texas and California, prepares a written report that is sanctioned by the particular laboratory that conducted the analysis.  Mr. Lachmar’s licensing as a “Professional Geologist” is a requirement to prepare any such report.  If an REC is identified to exist, then we will provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination.  Acceptable levels are further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern include those that are inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services are basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC is found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assess the environmental impact of any hazardous materials found and prepare the requested report.

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

We intend to continue the business operations previously conducted by Geo Point Utah through the Environmental and Engineering Divisions, along with attempting to fund additional research of the HI Technology (as defined below), as to which no assurance can be given.

Principal Products or Services and their Markets

These Divisions’ services generally include:

•

Construction and Emergency Response;

•

Demolition, Remediation and Restoration;

•

Subsurface Investigation;

•

Water and Wastewater Treatment;

•

Engineering and Environmental Consulting;

•

Environmental Permitting and Compliance; and

•

Litigation Support.

Distribution Methods of the Products or Services

We do not advertise our services in any publications, and we rely primarily on past customers for repeat business, including large property management companies, wholesale fuel distributors and automobile dealers, among others,

for referrals.   Most of our referrals come from two long standing clients; or three major commercial real estate management companies in California; or two health specialists to whom we pay commissions for referrals.

Typically, a client contacts us about an environmental related issue on a particular parcel of real property.  The client could be the property owner or lender, seeking information on whether there is an adverse environmental issue related to the real property, and if so, how it can be remediated; or a prospective purchaser of the particular parcel of real property or a governmental agency, seeking similar information.  We receive contacts on properties that have known contamination and those desiring to determine if there is any contamination.  If engaged, we develop an environmentally sound investigation to be conducted under our direction as a HAZ-MAT (a toxic material that is radioactive, flammable, explosive or poisonous, among others, that would be a danger to life or to the environment if released without the necessary precautions) specialist contractor with a Licensed Professional Geologist on staff, like our President, William C. Lachmar.  Once the investigational strategy is developed, and we are engaged, necessary soil samples are taken and submitted by us to a California Certified Environmental Laboratory.

All field work that requires a drill rig is subcontracted, though some drill work can be hand drilled through the use of a rotor hammer, which is operated by Mr. Lachmar.

All chemicals required for our services are supplied by subcontractors and are readily available; we do not store any regulated chemicals or waste at our facilities; nor do we manufacture any such products.

We have no real suppliers of products other than some environmental hand held equipment that is competitively marketed by numerous distributors, and there is little chance that any equipment that is necessary to conduct our environmental services would not be available to rent or purchase.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

Our competitors include mostly large and well funded entities whose businesses and subsidiaries focus solely on the industries in which we operate.  In this respect, we are at a distinct disadvantage to these competitors.  Our services may be limited to smaller projects by reason of our limited financial resources and staff.  We believe our competitive position in this industry as a whole is not presently significant.

We also believe our fees for these services are usually lower than what the larger companies in this industry charge for similar services because of our lower overhead costs; and our lower costs for professional oversight, which is provided by our President, Mr. Lachmar.  With just one employee, who overseas our projects, the number of projects we can handle at one time is limited, based upon oversight requirements.

Our principal competitors are AECOM Technology Corporation, URS, Kleinfelter, Levine Fricke, CH2M Hill Companies, Ltd., The Reynolds Group and Geosyntec, most all of which are larger, well financed multinational publicly-held companies or are divisions or subsidiaries of large, well financed multinational companies.

Seasonal Nature of Our Business

The second quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. The U.S. federal government has historically authorized more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 have historically accelerated spending during the fiscal first quarter when new funding budgets become available.  There is no assurance that this trend will continue.

Insurance and Risk Management

Risk management is an integral part of our project management approach and our project execution process.  We maintain insurance covering professional liability and claims involving bodily injury and property damage, with a maximum of $1,000,000 per occurrence and $2,000,000 in the aggregate. We consider our present limits of coverage, deductibles and reserves to be more than adequate for our present business operations, based upon our assessment of the small number (one claim during the past two fiscal years and to the date hereof) of past claims made against us; this particular claim was resolved for approximately $2,800.  Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance/control, risk management, workplace safety and similar methods.  Our subcontractors are also all required to maintain adequate insurance on our projects.

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2013, services provided to two customers accounted for 65.2% and 21.3% of total revenues.  During the fiscal year ended March 31, 2012, services provided to one customer accounted for 49.8% of total revenues.  As of March 31, 2013, one customer accounted for 79.7% of the accounts receivable balance.  The loss of one or more of these customers could have a material impact on future operations, however, management believes the loss of these customers could be replaced by new customers as there is ample demand for the services we provide.

We have two main subcontractors that are almost always a part of any environmental services conducted by us, which are the drillers and sample analysis laboratories; however, there are numerous companies that provide these services, and we would always be able to subcontract these services to others because the drilling and sample analysis businesses are very competitive, along with the prices for these services.  We do not anticipate any adverse effect if our main subcontractors ceased operations.  There are many other subcontractors that would be available to provide these services.  Our current principal subcontractors are ASTECH Environmental Services, Inc., a drilling contractor, and Alpha Scientific Corporation, a laboratory analysis contractor.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements or Labor Contracts, including Duration

We are a California General Engineering, Construction and Hazardous Materials consulting company.

We do not hold any patents; however, we have proprietary technology applications related to our hydrocarbon- indicating methods and technology (the “HI Technology”), which was developed and licensed by Mr. Lachmar to our predecessor parent, Geo Point Utah, and assigned to us on our formation on June 13, 2012.

The material terms of the License Agreement are as follows:

Mr. Lachmar granted to us an exclusive, world-wide license to use the HI Technology for commercial exploitation, including subleasing the HI Technology to other parties.

The intellectual property associated with the HI Technology, as well as any additional related intellectual property developed by Mr. Lachmar, is included within the scope of the license.  Currently, the intellectual property is maintained as trade secrets and protected by the confidentiality provisions of the License Agreement; however, any patents, trademarks or copyrights or applications therefor, related to the HI Technology, will also be included within the scope of the License Agreement.

Upon execution of the License Agreement, Geo Point Utah, the original licensee under the License Agreement, paid Mr. Lachmar a one-time license fee of $125,000.  Except as otherwise provided therein and as discussed below, the License Agreement is irrevocable.  This license fee no longer holds any value on the Company’s balance sheet.

Mr. Lachmar retained the right to exploit the Hi Technology and processes.

The License Agreement may be terminated by either party, subject to a 60-day notice period, upon a breach of the License Agreement that remains uncured during the notice period.

The License Agreement may be terminated by Mr. Lachmar in the event we become insolvent or unable to pay our debts as they come due, become the subject of a bankruptcy proceeding (voluntary or involuntary), other than a reorganization, or enter into a general assignment for the benefit of our creditors.

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2013, and 2012.  We intend to use our proprietary HI Technology, if we are successful in its further development and commercialization, to become a competitor in the oil and gas exploration services industry.

Following such research and development, as we enter the commercialization stage of the HI Technology development, we must acquire projects and business opportunities that build the credibility of the HI Technology and develop our ability to deliver quality oil and gas exploration prospect areas.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.  The professional we had intended to utilize for our research and development of this technology has been and continues to be seriously ill.  We are attempting to find another person whom we believe has the qualifications necessary to assist in the research and development of this technology; however, with funding constraints, it is not anticipated that this research and development will begin in the near future.

Need for any Governmental Approval of Principal Products or Services

We have the necessary licenses and qualifications, singly or through our subcontractors, to conduct our business operations, without government approval, except to the extent of compliance with applicable governmental regulations related to our business, which are summarized below under the heading “Effect of Existing or Probable Governmental Regulations on Our Business,” below.

Effect of Existing or Probable Governmental Regulations on the Business

Federal and State Law

We are regulated in a number of fields in which we operate.  In the United States, we deal with numerous U.S. and California state governmental agencies and entities, including the U.S. Environmental Protection Agency, the Carpenter-Presley-Tanner Hazardous Substance Account Act (the “California Superfund Act”), the Porter-Cologne Water Quality Control Act (the “California Water Control Act”) and CARB.  When working with these governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of our contracts.

Risk assessment practices under these acts include the most current sound scientific methods for data evaluation, exposure assessment, toxicity assessment and risk characterization, documentation of all assumptions, methods, models and calculations used in the assessment including any health risk assessment.  These assessments generally include:

•

Evaluation of risks posed by acutely toxic hazardous substances based on levels at which no known or anticipated adverse effects on health will occur, with an adequate margin of safety.

•

Evaluation of risks posed by carcinogens or other hazardous substances that may cause chronic disease based on a level that does not pose any significant risk to health.

•

Consideration of possible synergistic effects resulting from exposure to, or interaction with, two or more hazardous substances.

•

Consideration of the effect of hazardous substances upon subgroups that comprise a meaningful portion of the general population, including, but not limited to, infants, children, pregnant women, the elderly, individuals with a history of serious illness, or other subpopulations, that are identifiable as being at greater risk of adverse health effects due to exposure to hazardous substances than the general population.

•

Consideration of exposure and body burden level that alter physiological function or structure in a manner that may significantly increase the risk of illness and of exposure to hazardous substances in all media, including, but not limited to, exposures in drinking water, food, ambient and indoor air, and soil.

•

If currently available scientific data is insufficient to determine the level of a hazardous substance at which no known or anticipated adverse effects on health will occur, with an adequate margin of safety, or the level that poses no significant risk to public health, the risk assessment prepared in conjunction with a response action taken or approved shall be based on the level that is protective of public health, with an adequate margin of safety.  This level shall be based exclusively on public health considerations; shall, to the extent scientific data are available, take into account the factors set forth; and shall be based on the most current principles, practices and methods used by public health professionals who are experienced practitioners in the fields of epidemiology, risk assessment, fate and transport analysis, and toxicology.

Compliance with federal, state and local laws enacted for the protection of the environment has to date had no significant effect on our capital expenditures, earnings or competitive position.  These costs are an integral part of the services that we provide.  In the future, compliance with environmental laws could materially adversely affect us. We will continue to monitor the impact of such laws on our business and will develop appropriate compliance programs.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Securities Exchange Act of 1934, as amended (the “Exchange Act”) filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Smaller Reporting Company

We became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company,” on the effective date of our Registration Statement.  The designation of being a “smaller reporting company” relieves us of some of the more detailed informational requirements of Regulation S-K.  See the heading “Emerging Growth Company” directly above for a brief summary of some of the principal reduced requirements available to a “smaller reporting company.”

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 15(d) of the Exchange Act requires all companies that have filed a registration statement under the Securities Act to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission for a period of one year from the effective date of the Registration Statement, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. We intend to file a Form 8-A with the Securities and Exchange Commission before the expiration of this one year period so that we will become a “reporting issuer” under Section 13 of the Exchange Act.

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2013, and 2012.

Cost and Effects of Compliance with Environmental Laws

We do not maintain any hazardous chemicals on-site, and those chemicals we utilize in our remediation services are shipped directly to the impacted site from the supplier of chemicals, with all the proper manifests by a certified Hazardous Materials transporter.  These chemicals are available from a wide array of suppliers.

We neither store nor manufacture any materials that require us to maintain any federal, state or local permits.

Accordingly, the cost and effects of compliance with environmental laws on our business is negligible.

Number of Total Employees and Number of Full-Time Employees

We have only one employee, Mr. Lachmar, our President; our services are primarily subcontracted, and are performed under the supervision of Mr. Lachmar, a Registered Geologist in the States of California and Texas.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information regarding risk factors about us, our business and our common stock, see the Risk Factors commencing on page 6 of our Prospectus referenced in Part IV, Item 15.

ITEM 2:  PROPERTIES

Our facilities are located at 1421 East Pomona Street, Santa Ana, California 92705.  Our telephone and facsimile numbers are, respectively, (714) 665-8777; and (714) 665-8778  These facilities consist of approximately 1,200 square feet of office space, 2,000 square feet of work shop and 3,000 square feet of fenced and protected yard space, all leased on a month-to-month basis, for a total of $1,100 per month.  These facilities are shared with one of our suppliers of drilling and soil samples for our Environmental Division’s remediation business operations.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or “affiliate” of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no “established trading market” for our shares of common stock. Commencing on or about April 8, 2013, our shares of common stock were quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the trading symbol “GEOP,” which trading symbol was changed to “GCNG” on June 19, 2013.  No assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities”  or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Since shares issued to our stockholders in the spin-off were registered with the SEC, they are not considered to be “restricted securities” under SEC Rule 144; therefore, all of our shares of common stock may be publicly traded under Rule 144, subject to the resale limitations outlined below under the heading “Rule 144” respecting “affiliates.”

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have approximately 96 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our dividend policy cannot be ascertained with any certainty at this time because of our potential lack of any profitable operations.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity, incentive, pension or other compensatory plans that have or are presently contemplated to be adopted by our Board of Directors; however, we may adopt one or more of these plans in the future to maintain or attract key personnel.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

With the exception of the issuance of 1,000 shares (pre-split) of our common stock at inception to Geo Point Utah in consideration of the transfer of the Environmental and Engineering Divisions and the HI Technology License Agreement, subject to all liabilities and our indemnification of Geo Point Utah from and against all liabilities of our Environmental and Engineering Divisions, we have not issued any other shares of our common stock.  The Board Resolutions provided for the forward split of the initial 1,000 shares issued in a ratio that would be equal to the number of outstanding shares of Geo Point Utah so that the stock dividend of our common stock to Geo Point Utah’s stockholders would be on a one share for one share basis.   Our shares of common stock were subsequently reverse split on a basis of one share for 30, effective May 20, 2013.  For additional information on the spin-off and the reverse split, see the heading “Introduction” of Part I, Item I.

The shares issued at our inception were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), which provides an exemption from the registration provisions of Section 5 of the Securities Act for “transactions by an issuer not involving a public offering.”

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2013, or 2012, from the sale of registered securities; nor were there any such proceeds received during such periods by Geo Point Utah.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2013, or 2012; nor were there any such purchases during such periods by Geo Point Utah.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our future results and stockholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change; however, we undertake no duty to do so.

Plan of Operation

We anticipate continuing our current business operations comprising the Engineering and Environmental Divisions’ operations formerly conducted by Geo Point Utah, and we believe with the resurgence on the U.S. Economy and the real estate market in general, that our efforts during fiscal 2014 should result in modest increases in revenues.

We may also attempt to raise the capital necessary for research and development of our HI Technology.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.   No assurance can be given that any efforts respecting the HI Technology will prove to be successful.  For additional information on our License Agreement respecting the Hi Technology, see the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1.

Results of Operations

Year Ended March 31, 2013, Compared to Year Ended March 31, 2012

During the fiscal year ended March 31, 2013, we had sales of $201,599, compared to $126,459 for the fiscal year ended March 31, 2012, an increase of $75,140.  Cost of sales for the fiscal year ended March 31, 2013, was $24,874, compared to $38,099 for the previous fiscal year, a decrease of $13,225  The increase in revenues for fiscal 2013 was due to the increased demand for property environmental services occasioned by an anticipated change in the federal capital gains tax at the end of 2013.

General and administrative expenses during the fiscal year ended March 31, 2013, were $217,116, compared to $163,198, during the fiscal year ended March 31, 2012, an increase of $53,918.  The increase in general and administrative expenses was related to the higher level of business demand in the third and fourth fiscal quarters in addition to costs incurred in connection with the Form S-1 registration statement.

We had total operating losses of $40,391 for the fiscal year ended March 31, 2013, compared to $74,838 in the same period of 2012.  We had other expenses of $3,600 in fiscal 2013 and $2,769 in fiscal 2012 for a net loss of $43,991 for fiscal 2013, compared to $77,607 in fiscal 2012.

Liquidity and Capital Resources

Current assets at March 31, 2013, included $86,957 in cash, $9,525 in accounts receivable, net of allowance for bad debt, and $3,412 in prepaid expenses and other current assets for total current assets of $99,894, an increase of $62,325 from total current assets of $37,569 at March 31, 2012.

At March 31, 2013, we had a negative working capital of $34,554, as compared to negative working capital of $38,680 at March 31, 2012.

Capital Resources

During the fiscal year ended March 31, 2013, operating activities used net cash of $61,701, as compared to $48,811 in net cash used for the fiscal year ended March 31, 2012.  For the fiscal years ended March 31, 2013, and 2012, the net cash used by operating activities was mainly driven by our net loss.

Net cash used in investing activities decreased to $3,411 for the fiscal year ended March 31, 2013, versus $9,038 for the fiscal year ended March 31, 2012.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the fiscal year ended March 31, 2013, financing activities provided $116,900, as compared to $572 in cash provided for the fiscal year ended March 31, 2012.  Financing activities consisted of contributions of $46,900 and $22,830 from our former parent, Geo Point Utah, in the fiscal years ended March 31, 2013, and 2012, respectively.  We also had $70,000 in proceeds from our line of credit in 2013. The proceeds of which were used for operations.

We intend to fund future operations for the next 12 months through cash flows generated from operations, current cash on hand and the collection of accounts receivable.    If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing. These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for a period in excess of one year from the date of our most recent balance sheet.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2013, and 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

Geo Point Resources, Inc.

[Mantyla McReynolds LLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheet of Geo Point Resources, Inc. (the “Company”) as of March 31, 2013, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 2 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Mantyla McReynolds LLC

Salt Lake City, Utah

July 16, 2013

[Hansen, Barnett and Maxwell, P.C. letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheet of Geo Point Resources, Inc. (the "Company") as of March 31, 2012, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 2 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

October 19, 2012

Geo Point Resources, Inc.

Balance Sheets

	March 31,	March 31,
	2013	2012

ASSETS
Current Assets
Cash	$ 86,957	$ 35,169
Accounts receivable, net of allowance for bad debt
of $1,805 and $1,805, respectively	9,525	500
Prepaid expenses and other current assets	3,412	1,900
Total Current Assets	99,894	37,569
Furniture and equipment, net of accumulated depreciation of $54,442 and $49,815, respectively	6,184	7,400
Other assets	1,000	1,000
Total Assets	$ 107,078	$ 45,969

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 64,449	$ 76,249
Notes payable	70,000	-
Total Current Liabilities	134,449	76,249

Shareholders' Equity (Deficit)
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,167 and 1,002,167 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	318,678	271,778
Accumulated deficit	(347,051)	(303,060)
Total Shareholders' Equity (Deficit)	(27,371)	(30,280)
Total Liabilities and Shareholders' Equity (Deficit)	$ 107,078	$ 45,969

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Operations

	Year Ended	Year Ended
	March 31,	March 31,
	2013	2012

Sales	$ 201,599	$ 126,459

Costs and Operating Expenses
Cost of sales	24,874	38,099
General and administrative	217,116	163,198
Total Operating Expenses	241,990	201,297
Operating Loss	(40,391)	(74,838)
Other income (expense)	(3,600)	(2,769)
Net Loss	$ (43,991)	$ (77,607)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.08)

Basic and Diluted Weighted-Average Common Shares Outstanding	1,002,167	1,002,167

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Shareholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2011	1,002,167	$ 1,002	$ 248,948	$ (225,453)	$24,497

Capital contributed by former parent company	-	-	22,830	-	22,830
Net loss	-	-	-	(77,607)	(77,607)

Balance at March 31, 2012	1,002,167	1,002	271,778	(303,060)	(30,280)

Capital contributed by former parent company	-	-	46,900	-	46,900
Net loss	-	-	-	(43,991)	(43,991)

Balance at March 31, 2013	1,002,167	$ 1,002	$ 318,678	$ (347,051)	$(27,371)

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Cash Flows

	For the Year Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$ (43,991)	$ (77,607)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	4,627	4,000
Changes in assets and liabilities:
Accounts receivable	(9,025)	19,953
Prepaid expenses and other current assets	(1,512)	2,710
Accounts payable and accrued liabilities	(11,800)	2,133
Net Cash Used in Operating Activities	(61,701)	(48,811)
Cash Flows from Investing Activities:
Purchase of property and equipment	(3,411)	(9,038)
Net Cash Used in Investing Activities	(3,411)	(9,038)
Cash Flows from Financing Activities:
Capital contributions from former parent	46,900	22,830
Payments on line of credit	-	(22,258)
Proceeds from line of credit	70,000	-
Cash Flows Provided by Financing Activities:	116,900	572

Net Change in Cash	51,788	(57,277)
Cash at Beginning of Year	35,169	92,446
Cash at End of Year	$ 86,957	$ 35,169

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ 1,893
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc. (“Geo Point Utah”) approved a stock dividend that resulted in a spin-off (“Spin-Off”) of Geo Point Resources, Inc. (the “Company”) common stock to the Geo Point Utah stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Geo Point Utah. The Company was incorporated on June 13, 2012, comprising all of Geo Point Utah’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off had a “Record Date” of January 17, 2013; an ex-dividend date of January 15, 2013; and a spin-off payment date of April 22, 2013.   Geo Point Utah will retain and focus its efforts on their oil refining operations in Karatau, Kazakhstan.

The Spin-Off was pro rata, effected through a stock dividend, based on a one (1) for one (1) ratio of the only class of outstanding securities of Geo Point Utah, common stock, amounting to 1,002,167 shares; no change in this number of Geo Point Utah’s outstanding shares is expected to occur prior to the Record Date or the spin-off payment date. Each Geo Point Utah stockholder at the close of business on the Record Date will receive one (1) share of the Company’s common stock for every one (1) share of the Geo Point Utah held.

Because the Spin-Off was effected by entities under common control, the financial statements included herein are those of the Company based on its operating history. All operations presented herein represent the Environmental and Engineering Divisions of Geo Point Utah. See Geo Point Utah’s 8-K Current Report filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2012, which contains additional information regarding the Spin-Off and pro-forma information, along with the Prospectus of the Company dated January 7, 2013, and filed with the SEC on January 8, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, an accumulated deficit, and was dependent upon contributions made by its former parent and a revolving line of credit from a third party in order to fund its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions.  This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

As of March 31, 2013 and 2012, the Company did not have Level 1, 2, or 3 financial assets or liabilities. Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2013 and 2012, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the fiscal year ended March 31, 2013, services provided to two customers accounted for 65.2% and 21.3% of total revenues.  During the fiscal year ended March 31, 2012, services provided to one customer accounted for 49.8% of total revenues.  As of March 31, 2013, one customer accounted for 79.7% of the accounts receivable balance.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2013 and 2012, the Company did not have any cash deposits in excess of FDIC limits.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments.  The Company considers the following factors when determining if collection of a fee is reasonably assured: customer creditworthiness and past transaction history with the customer. If the Company has no previous experience with the customer, the

Company typically requests retainers or obtains financial information sufficient to extend the credit.  If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash.  If the financial condition of the Company’s customers deteriorates, additional allowances are made.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.  Computers, other office equipment, and furniture are depreciated over a period of three years.  Vehicles are depreciated over five years.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2013 and 2012, impairments are not present.

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company’s primary source of revenue has been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange.  Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized after services have been performed.  The Company also has operations associated with the oil and gas segment that have limited activity and have not yet generated revenues.  All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers, if any.  Shipping and handling costs incurred, if any, are reported in cost of products sold.

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2013 and 2012.

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

Income taxes are not presented within these financial statements as prior to the Spin-Off, the Company's operations were included in a consolidated tax return. The net losses included within those returns, are not available to the Company. In addition, due to the net loss position of Geo Point Utah there is no income tax which should have been allocated to the Company.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2013 and 2012, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Computers and equipment	$ 37,736	$ 34,325
Vehicles	22,890	22,890
Total	60,626	57,215
Less: accumulated depreciation	(54,442)	(49,815)
Net Value	$ 6,184	$ 7,400

Depreciation expense for the years ended March 31, 2013 and 2012, was $4,627 and $4,000, respectively.

NOTE 4 – LINES OF CREDIT

In August 2010, the Company drew $50,000 from a line of credit already in place with a bank.  At March 31, 2011, the line of credit accrued interest at 5.50% per annum and had no amounts available.  The line of credit was unsecured, but is guaranteed by Geo Point Utah’s former Chief Executive Officer.  As of March 31, 2011, the line of credit balance of $22,258 was in default and reflected as a current liability.  The Company satisfied the balance of the line of credit during the year ended March 31, 2012. Upon satisfaction of the line of credit it was cancelled.

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of March 31, 2013, the revolving line of credit had a principal and an accrued interest balance of $70,000 and $3,600, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Capital Contributed by the Former Parent

During the year ended March 31, 2013 and 2012, Geo Point Utah contributed $46,900 and $22,830, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

NOTE 6 – SUBSEQUENT EVENT

Reverse Stock Split

Effective May 20, 2013 (the “Effective Date”), the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the Reverse Split, and any fractional shares were rounded up to the next whole share. The Reverse Split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares are held in the Depository Trust Company [the “DTC”]), on a per stockholder of record basis), would be reduced to less than 100 shares; no stockholder of record or beneficially owning stockholder owning less than 100 shares prior to the Reverse Split will be effected by the Reverse Split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of February 28, 2013, our Board of Directors resolved to dismiss Hansen, Barnett & Maxwell, PC, as our independent accountant. With the exception of a “going concern” qualification, the reports of Hansen, Barnett & Maxwell, PC on our financial statements for the fiscal years ended March 31, 2012, and 2011, contained no adverse opinion or any disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the periods ended March 31, 2012, and 2011, and through the interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the SEC promulgated under the Exchange Act.

Effective as of February 28, 2013, we engaged Mantyla McReynolds LLC to audit its financial statements for the year ended March 31, 2013.  During our two most recent fiscal years, and any subsequent interim period prior to engaging Mantyla McReynolds LLC, neither we nor anyone on our behalf consulted the newly engaged accountant regarding:

either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

any matter that was either the subject of a disagreement (as defined in  paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K or a reportable event (as described in paragraph 304(a)(1)(v) thereof).

We provided Hansen, Barnett & Maxwell, PC, with a copy of the disclosure provided under this Item of this Annual Report and advised them to provide us with a letter addressed to the SEC as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response to this request was filed as and Exhibit to our 8-K Current Report dated February 28, 2013, and filed with the SEC on March 1, 2013.  See Part IV, Item 15, for further reference to this Current Report.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President who is also deemed to be our CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and our acting CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2013, our internal controls over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

On the opening of business on May 20, 2013, we effected a one for 30 reverse stock split of our issued and outstanding shares of common stock, par value $0.001, pursuant to which each 30 shares of our common stock were converted automatically into one share of our common stock.  No fractional shares were issued in connection with the reverse split, and any fractional shares were rounded up to the next whole share.   The reverse split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares were held in the Depository Trust Company [the “DTC”]), on a per stockholder of record basis), would be reduced to less than 100 shares; no stockholder of record or beneficially owning stockholder owning less than 100 shares prior to the reverse split was be effected by the reverse split and retained whatever shares were owned prior to the reverse split.  For additional information about the reverse split, see our 8-K Current Report dated May 20, 2013, and filed with the SEC on such date.  See Part IV, Item 15.  There were 1,002,167 outstanding shares of our common stock on the effective date of our reverse split (assuming all rounding occurred on that date). For additional information on the reverse split, see the heading “Introduction” of Part I, Item 1.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
William C. Lachmar	President Director and Treasurer	June 13, 2012	*
Jeffrey R. Brimhall	Secretary	June 13, 2012	*

*  Presently serve in these capacities indicated.

Background and Business Experience

William C. Lachmar.  Mr. Lachmar has served as the Manager of the Environmental and Engineering Divisions of Geo Point Utah since its inception in 1997; and served as its President and a director from its change from a business conducted by him as a “DBA” to a corporation in 2002, to his respective resignations from these positions on October 28, 2010, and March 29, 2010.  He also served as its CEO, CFO and Secretary from May 9, 2006, until his resignations on March 29, 2010 (as CEO and CFO) and August 14, 2007 (Secretary).  Mr. Lachmar’s duties as the Manager of the Environmental and Engineering Divisions’ day to day operations were all inclusive, and included customer relations, negotiation of contracts and prices of services, performance or overseeing the projects undertaken from beginning to completion, assurance of compliance with applicable laws, rules and regulations and the preparation of required reports, among other services.  Mr. Lachmar is a Licensed Professional Geologist, registered in both California and Texas, and is a member of the American Association of Petroleum Geologists; the Association of Ground Water Scientists and Engineers; the Society of Environmental Geoscientists; and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.  Mr. Lachmar is 57 years of age.

Jeffrey R. Brimhall.  Mr. Brimhall currently serves as our Secretary and is a director of Geo Point Utah.  He served as the CFO of Geo Point Utah from March 29, 2010, until December 14, 2010.  Mr. Brimhall is currently employed as a Financial Reporting Supervisor for Resolute Energy Corp., an NYSE listed company based in Denver, CO.  In that capacity, Mr. Brimhall is responsible for reviewing financial statements and performing variance analysis to present to management and the Board of Directors. He also assists in the preparation of Resolute Energy’s periodic reports to the Securities and Exchange Commission that are filed under the Exchange Act.  Mr. Brimhall has been with Resolute Energy since December, 2009.  From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado.  While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor.  In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and Exchange Act periodic reports filed with the Securities and Exchange Commission and researching technical accounting issues.  From August 2005, to June 2007, Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona.  As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelor’s of Science degree from Brigham Young University in 2005.  Mr. Brimhall received licensure as a Certified Public Accountant in 2008.  Mr. Brimhall is 32 years of age.

Significant Employees

William C. Lachmar, in addition to be our President, Manager and sole director, is also the primary reason and contact person customers of the Environmental and Engineering Divisions transferred by Geo Point Utah to us refer business to or contract for business with these Divisions.  If Mr. Lachmar were to leave or otherwise become unavailable to manage our business operations for any other reason, it would seriously harm our current and future business prospects and operating results and financial condition.

Directorships Held in Other Reporting Companies

William C. Lachmar served on the Board of Directors of Geo Point Utah from its inception as a corporation in 2002 until March 29, 2010.  Geo Point Utah became a “reporting issuer” under the Exchange Act in 2008.

Jeffrey R. Brimhall has served as a director of Geo Point Utah since March 29, 2010; and has served on the Board of Directors of Caspian Services, Inc., a “reporting issuer” under the Exchange Act, since 2010.

Involvement in Certain Legal Proceedings

During the past 10 years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•

was the subject of any order, judgment or decree, not subsequently reverse, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

•

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud in connection with any business activity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, or any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

William C. Lachmar founded the Environmental and Engineering Divisions’ business in 1997, conducting the business personally as a “DBA,” until its incorporation in 2002.  There are no other persons who may be deemed to be or have been our promoters or founders of our Company.

Code of Ethics

We have adopted a Code of Ethics, and it is attached as Exhibit 14 to this Annual Report on Form 10-K. See Part IV, Item 15.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because we have only one director and two executive officers, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee.  We have not established an Audit Committee because we have only one director and two executive officers and our business operations are conducted in one facility. We believe that we are able to effectively manage the issues normally considered by an Audit Committee.

If we do establish an Audit Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Compensation Committee.  We have not established a Compensation Committee or committee performing similar functions.  We believe that we are able to effectively manage the issues normally considered by a Compensation Committee where we only have one employee, our President and Manager, William C. Lachmar, who is also our sole director.

Independence of Directors.  None of our directors are deemed to be independent directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2013, and 2012 (assumes the spin-off of us from Geo Point Utah during the applicable periods), and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, Manager	3/31/13 3/31/12	$30,000 $30,000	0 0	0 0	0 0	0 0	0 0	$3,960 $3,516	$33,960 $33,516
Jeffrey R. Brimhall, Secretary	3/31/13 3/31/12	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

*  Until the effective date of our spin-off from Geo Point Utah, all of this compensation was paid by Geo Point Utah. This compensation covers the two fiscal years ended March 31, 2013 and 2012.  Mr. Lachmar has served as our President and Treasurer since June 13, 2012; however, his compensation was paid as the Manager of the

Environmental and Engineering Divisions of Geo Point Utah until that date, and since that date, for Geo Point Resources.

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2013, and 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Gafur Kassymov	333,334 shares	33.261%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	William C. Lachmar	0	0%
Common Stock	Jeffrey R. Brimhall	0	0%

*  Percentages are based on 1,002,167 shares of common stock being outstanding on the date of this Annual Report.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control

With the exception of the spin-off, there has been no change in our control during the past two fiscal years.  See the heading “Introduction” of Part I, Item 1.

Securities Authorized for Issuance under Equity Compensation Plans

None.  We have no equity, incentive, pension or other compensatory plans that have or are presently contemplated to be adopted by our Board of Directors; however, we may adopt one or more of these plans in the future to maintain or attract key personnel.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2013:

Fee Category	2013
Audit Fees	$23,503
Audit-related Fees	$9,795
Tax Fees	$0
All Other Fees	$0
Total Fees	$33,298

We were part of the business operations of Geo Point Utah during the fiscal year ended March 31, 2012.

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2013 and 2012, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)(i)     Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

Exhibit Number	Description

14	Code of Ethics
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by William C. Lachmar, President, CEO, Chief Financial Officer and Director.
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

Documents Incorporated by Reference	Where Incorporated In This Transition

Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)

Current Report on Form 8-K dated February 28, 2013, and filed with the SEC on March 1, 2013 (Change in Accountants)

16.1

Letter regarding change in Certifying Accountant

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)

Part I, Item 1 Part II, Item 9 Part I, Item 1

Current Report on Form 8-K dated May 20, 2013, and filed with the SEC on May 20, 2013 (Reverse Split) 3.1 Certificate of Change Pursuant to Nevada Revised Statute Section 78.209	Parts I, II, II and IV

(1)  Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

(2)  These documents and related Exhibits have previously been filed with the SEC and are referenced for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT RESOURCES, INC.

Date:	July 16, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	July 16, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	July 16, 2013	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary