Form 10-Q
period 2012-06-30
Geo Point Resources, Inc.
filed 2013-08-19
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Not Applicable

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 15, 2013 – 1,002,167 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources” the “Company,” “we,” “us,” “our” and words of similar import refer to Geo Point Resources, Inc., a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•

our ability to raise capital;

•

our ability to identify suitable acquisition targets;

•

our ability to successfully execute acquisitions on favorable terms;

•

declines in general economic conditions in the markets where we may compete;

•

unknown environmental liabilities associated with any companies we may acquire; and

•

significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission, including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•	the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•	Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of June 30, 2013 and March 31, 2013	F-2

Statements of Operations for the Three Months Ended June 30, 2013 and 2012	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012	F-4

Notes to the Financial Statements	F-5

Geo Point Resources, Inc.

 Balance Sheets

(unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current Assets
Cash	$ 90,359	$ 86,957
Accounts receivable, net of allowance for bad debt of $1,805 and $1,805, respectively	500	9,525
Prepaid expenses and other current assets	4,421	3,412
Total Current Assets	95,280	99,894
Furniture and equipment, net of accumulated depreciation of $55,339 and $54,442, respectively	5,287	6,184
Other assets	1,000	1,000
Total Assets	$ 101,567	$ 107,078

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 80,988	$ 64,449
Revolving line of credit	70,000	70,000
Total Current Liabilities	150,988	134,449

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,167 and 1,002,167 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	318,678
Accumulated deficit	(382,618)	(347,051)
Total Shareholders' Deficit	(49,421)	(27,371)
Total Liabilities and Shareholders' Deficit	$ 101,567	$ 107,078

The accompanying notes are an integral part of the financial statements

Geo Point Resources, Inc.

 Statements of Operations

(unaudited)

	For the Three Months Ended
	June 30,
	2013	2012

Sales	$ 23,367	$ 27,154

Operating Expenses
Cost of sales	5,156	7,614
General and administrative	49,578	59,286
Total Operating Expenses	54,734	66,900
Operating Loss	(31,367)	(39,746)
Other income (expense)	(4,200)	(1,200)
Net Loss	$ (35,567)	$ (40,946)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.04)
Basic and Diluted Weighted-Average Common Shares Outstanding	1,002,167	1,002,167

The accompanying notes are an integral part of the financial statements

Geo Point Resources, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$ (35,567)	$ (40,946)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	897	1,000
Changes in assets and liabilities:
Accounts receivable	9,025	-
Prepaid expenses and other current assets	(1,009)	(4,811)
Accounts payable and accrued liabilities	16,539	20,784
Net Cash Used in Operating Activities	(10,115)	(23,973)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(640)
Net Cash Used in Investing Activities	-	(640)
Cash Flows from Financing Activities:
Capital contribution from former parent	13,517	19,200
Net change on line of credit	-	-
Cash Flows Provided by Financing Activities:	13,517	19,200

Net Change in Cash	3,402	(5,413)
Cash at Beginning of Period	86,957	35,169
Cash at End of Period	$ 90,359	$ 29,756

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements

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

The Spin-Off was pro rata, effected through a stock dividend, based on a one for one ratio of the only class of outstanding securities of Geo Point Utah, common stock, amounting to 30,065,000 shares. Each Geo Point Utah stockholder at the close of business on the Record Date received one share of the Company’s common stock for every one share of Geo Point Utah held, which were the subject of a reverse split discussed in Note 5 below.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying balance sheet as of June 30, 2013, and the statements of operations and cash flows for the three months ended June 30, 2013 and 2012, are unaudited.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three-month periods are unaudited.  The results of the three months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending March 31, 2014, any other interim period, or any other future year.

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

As of June 30, 2013 and March 31, 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2013 and March 31, 2013, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the three months ended June 30, 2013, services provided to two customers accounted for 67.5% and 32.5% of total revenues.  During the three months ended June 30, 2012, services provided to two customers accounted for 56.9% and 33.5% of total revenues.  As of June 30, 2013, and June 30, 2012, one customer accounted for 100% of the accounts receivable balance.

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.  No such expenses were incurred during the three months ended June 30, 2013 and 2012.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2013 and 2012, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(55,339)	(54,442)
Net Value	$ 5,287	$ 6,184

Depreciation expense for the three  months ended June 30, 2013 and 2012, was $897 and $1,000, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default although no demands have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of June 30, 2013 and March 31, 2013, the revolving line of credit had a principal balance of $70,000 and $70,000 and an accrued interest balance of $7,800 and $3,600, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Reverse Stock Split

Effective May 20, 2013 (the “Effective Date”), the Company effected a one for 30 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the Reverse Split, and any fractional shares were rounded up to the next whole share. The reverse split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares were held in the Depository Trust Company [the “DTC”]), on a per stockholder of record basis), would be reduced to less than 100 shares; no stockholder of record or beneficially owning stockholder owning less than 100 shares prior to the reverse split will be effected by the reverse split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.  A stockholder contributed 4,674 shares for rounding under the reverse split.

Capital Contributed by the Former Parent

During the three months ended June 30, 2013 and 2012, Geo Point Utah contributed $13,517 and $19,200, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

NOTE 6 – SUBSEQUENT EVENT

There have been no subsequent events that have a material impact on the Company.

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

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources” the “Company,” “we,” “us,” “our” and words of similar import refer to Geo Point Resources, Inc., a Nevada corporation, unless the context requires otherwise.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013, we had sales of $23,367, compared to $27,154 for the three months ended June 30, 2012, a decrease of $3,787.  Cost of sales for the three months ended June 30, 2013, was $5,156, compared to $7,614 for the three months ended June 30, 2012, a decrease of $2,458.  Cost of sales decreased during the three months ended June 30, 2013, due primarily to completion of projects that were mostly services based and did not incur substantial external expenditures.  In addition, during the three months ended June 30, 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance for us.

General and administrative expenses during the three months ended June 30, 2013, were $49,578, compared to $59,286, during the three months ended June 30, 2012, a decrease of $9,708.  The decrease in general and administrative expenses during the three months ended June 30, 2013, was directly related to a decrease in professional costs incurred in connection with the Company’s public filings. During fiscal 2013, the Company incurred significant costs related to the filing of the Company’s initial S-1 registration statement.

Liquidity

Current assets at June 30, 2013, included cash of $90,359 and $4,421 in prepaid expenses and other current assets, and accounts receivable of $500, for total current assets of $95,280.  At June 30, 2013, we had a negative working capital of $55,708, as compared a negative working capital of $34,555 at March 31, 2012.  The negative working capital at June 30, 2013, is a result of increased accounts payable due to the professional fees incurred during our first quarter related to the annual audit.

Capital Resources

During the three months ended June 30, 2013, operating activities used net cash of $10,115 compared to $23,973 net cash used in the three months ended June 30, 2012, or a decrease of $13,858.  We funded operations during the three months ended June 30, 2013, primarily through operations, the use of cash on hand, and capital contributions from our former parent, GPT.

For the three months ended June 30, 2013, the net cash used by investing was $0 compared to $640 for the three months ended June 30, 2012.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the three months ended June 30, 2013, we received cash from financing activities of $13,517, all coming from capital contributions from our former parent, GPT, as compared to $19,200 provided in financing activities for the three months ended June 30, 2012, all of which were capital contributions of $19,200. After the spin-off, we do not expect to receive any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Geo Point Resources, Inc.

Date:	August 19, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	August 19, 2013	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary