Form 10-Q/A
period 2013-06-30
Geo Point Resources, Inc.
filed 2013-09-19
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The reason for this amendment to our previously filed Quarterly Report is to correct the year reported in the SEC Header in the EDGAR database, that indicated a date of 2012 rather than 2013, when all of the information and files were for 2013.  There has been no changes to any of the information in any of the files except to indicate that it is an amended filing.

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

Geo Point Resources, Inc.

Date:	September 18, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	September 18, 2013	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary