Form 10-Q
period 2012-09-30
Geo Point Resources, Inc.
filed 2013-11-14
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November  14, 2013 – 1,002,601 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources” the “Company,” “we,” “us,” “our” and words of similar import refer to Geo Point Resources, Inc., a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, but are not limited to, economic conditions generally in the United States and internationally, and in the industry and markets in which we have and may participate in the future, competition within our chosen industry, our current and intended business, our assets and plans, the effect of applicable United States and foreign laws, rules and regulations and our failure to successfully develop, compete in and finance our current and intended business operations.

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

Geo Point Resources, Inc. INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of September 30, 2013 and March 31, 2013	F-2

Statements of Operations for the Three and Six Months Ended September 30, 2013 and 2012	F-3

Statements of Cash Flows for the Six Months Ended September 30, 2013 and 2012	F-4

Notes to the Financial Statements	F-5

Geo Point Resources, Inc.

 Balance Sheets

(unaudited)

	September 30,	March 31,
	2013	2013

ASSETS
Current Assets
Cash	$ 103,449	$ 86,957
Accounts receivable, net of allowance for bad debt
of $1,805 and $1,805, respectively	24,121	9,525
Prepaid expenses and other current assets	1,630	3,412
Total Current Assets	129,200	99,894
Furniture and equipment, net of accumulated depreciation of $56,236 and
$54,442, respectively	4,390	6,184
Other assets	1,000	1,000
Total Assets	$ 134,590	$ 107,078

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 87,629	$ 64,449
Revolving line of credit	105,000	70,000
Total Current Liabilities	192,629	134,449

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,167 and 1,002,167 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	318,678
Accumulated deficit	(391,236)	(347,051)
Total Shareholders' Deficit	(58,039)	(27,371)
Total Liabilities and Shareholders' Deficit	$ 134,590	$ 107,078

The accompanying notes are an integral part of the financial statements

Geo Point Resources, Inc.

 Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$ 97,118	$ 89,343	$ 120,485	$ 116,497

Operating Expenses
Cost of sales	31,570	13,621	36,726	21,235
General and administrative	67,866	36,126	117,444	95,412
Total Operating Expenses	99,436	49,747	154,170	116,647
Operating Income/(LOSS)	(2,318)	39,596	(33,685)	(150)
Interest Expense	(6,300)	(2,400)	(10,500)	(3,600)
Income (loss) before provision for income taxes	(8,618)	37,196	(44,185)	(3,750)
Provision for income taxes	-	109	-	109
Net Income (Loss)	$ (8,618)	$ 37,087	$ (44,185)	$ (3,859)

Basic and Diluted Income (Loss) per Share	$ (0.01)	$ 0.04	$ (0.04)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,167	1,002,167	1,002,167	1,002,167

The accompanying notes are an integral part of the financial statements

Geo Point Resources, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$ (44,185)	$ (3,859)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,794	2,000
Changes in assets and liabilities:
Accounts receivable	(14,596)	(43,118)
Prepaid expenses and other current assets	1,782	(3,316)
Accounts payable and accrued liabilities	23,180	(1,484)
Net Cash Used in Operating Activities	(32,025)	(49,777)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,163)
Net Cash Used in Investing Activities	-	(1,163)
Cash Flows from Financing Activities:
Capital contributions from former parent	13,517	43,200
Net change on line of credit	35,000	-
Cash Flows Provided by Financing Activities:	48,517	43,200

Net Change in Cash	16,492	(7,740)
Cash at Beginning of Period	86,957	35,169
Cash at End of Period	$ 103,449	$ 27,429

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The Spin-Off was pro rata, effected through a stock dividend, based on a one for one (1:1) ratio of the only class of outstanding securities of Geo Point Utah common stock, amounting to 1,002,167 shares; no change in this number of Geo Point Utah’s outstanding shares is expected to occur prior to the Record Date or the spin-off payment date. Each Geo Point Utah stockholder at the close of business on the Record Date received one (1) share of the Company’s common stock for every one (1) share of the Geo Point Utah held.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, an accumulated deficit, and was dependent upon contributions made by its former parent and a revolving line of credit from a third party in order to fund its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing, the terms of which might not be acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying balance sheet as of September 30, 2013, and the statements of operations and cash flows for the six months ended September 30, 2013 and 2012, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three-month periods are unaudited.  The results of the six months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending March 31, 2014, any other interim period, or any other future year.

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

As of September 30, 2013 and March 31, 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2013 and March 31, 2013, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the six months ended September 30, 2013, services provided to two customers accounted for 69.6% and 22.6% of total revenues. During the six months ended September 30, 2012, services provided to two customers accounted for 71.6% and 18.9% of total revenues. As of September 30, 2013, two customers accounted for 91.1% of the accounts receivable balance.

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.  No such expenses were incurred during the six months ended September 30, 2013 and 2012.

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

Income taxes prior to March 31, 2013 are not presented within these financial statements as prior to the Spin-Off, the Company's operations were included in a consolidated tax return. The net losses included within those returns, are not available to the Company. In addition, due to the net loss position of Geo Point Utah there is no income tax which should have been allocated to the Company.

Basic and Diluted Income (Loss) per Common Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of September 30, 2013 and 2012, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(56,236)	(54,442)
Net Book Value	$ 4,390	$ 6,184

Depreciation expense for the six months ended September 30, 2013 and 2012, was $1,794 and $2,000, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $105,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default although no demands have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of September 30, 2013 and March 31, 2013, the revolving line of credit had a principal balance of $105,000 and $70,000 and an accrued interest balance of $14,100 and $3,600, respectively.

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

Capital Contributed by the Former Parent

During the six months ended September 30, 2013 and 2012, Geo Point Utah contributed $13,517 and $43,200, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature.  Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment of United States or foreign laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.

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

Plan of Operation

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Technologies, Inc., a Utah corporation and our former parent (“GPT”), at its inception and were commenced as a “DBA” in 1997, by GPT’s founder, William C. Lachmar, our President and sole director.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2013, Compared to the Three Months Ended September 30, 2012

During the three months ended September 30, 2013, we had sales of $97,118, compared to $89,343 for the three months ended September 30, 2012, an increase of $7,775.  Cost of sales for the three months ended September 30, 2013, was $31,570, compared to $13,621 for the three months ended September 30, 2012, an increase of $17,949.  Cost of sales increased during the three months ended September 30, 2013, due primarily to additional costs incurred for contract work paid to third parties for their assistance. In the previous period this assistance was not needed.  In addition, during the three months ended September 30, 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended September 30, 2013, were $67,866, compared to $36,126, during the three months ended September 30, 2012, a increase of $31,740.  The increase in general and administrative expenses during the three months ended September 30, 2013 was directly related to an increase in professional costs incurred in connection with the Company's public filings..

Six Months Ended September 30, 2013, Compared to the Six Months Ended September 30, 2012

During the six months ended September 30, 2013, we had sales of $120,485, compared to $116,497 for the six months ended September 30, 2012, an increase of $3,988.  Cost of sales for the six months ended September 30, 2013, was $36,726, compared to $21,235 for the six months ended September 30, 2012, an increase of $15,941.  Cost of sales as a percentage of revenues increased during the six months ended September 30, 2013, due primarily to additional costs incurred for contract work paid to third parties for their assistance.  In the previous period, this assistance was not needed.  In addition, during the six months ended September 30, 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the six months ended September 30, 2013, were $117,444, compared to $95,412, during the six months ended September 30, 2012, an increase of $22,032.  The increase in general and administrative expenses during the six months ended September 30, 2013 was directly related to an increase in professional costs incurred in connection with the Company's annual public filings.

Liquidity

Current assets at September 30, 2013, included cash of $103,449, $1,630 in prepaid expenses and other current assets, and accounts receivable of $24,121, for total current assets of $129,200.  At September 30, 2013, we had a negative working capital of $63,429, as compared a negative working capital of $34,555 at March 31, 2013.  The negative working capital at September 30, 2013, is a result of increased accounts payable due to the professional fees incurred during our first and second quarters related to the annual audit.

Capital Resources

During the six months ended September 30, 2013, operating activities used net cash of $32,025 compared to $49,777 net cash used in the six months ended September 30, 2012, a decrease of $17,752.  We funded operations during the six months ended September 30, 2013 primarily through operations, the use of cash on hand, proceeds from our line of credit, and capital contributions from our former parent, GPT.

For the six months ended September 30, 2013, the net cash used by investing was $0 compared to $1,163 for the six months ended September 30, 2012.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the six months ended September 30, 2013, we received cash from financing activities of $48,517, $13,517 coming from capital contributions from our former parent, GPT, and $35,000 from proceeds on a line of credit as compared to $43,200 provided in financing activities for the six months ended September 30, 2012, all of which were capital contributions. After the spin-off, we have not received any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A demand has been made on us to pay up to $25,000 in damages for defects claimed to have related to services performed by us on the “Celebrations, Celebrations II and Promontory Park developments in Moreno Valley, California, between 2004 and 2006.  The claim relates to our participation in the Owner Controlled Insurance Program or Wrap-Up Insurance policy, whereby subcontractors are to be responsible for defects resulting from their workmanship up to the amount of their deductible on applicable insurance policies.  A class action lawsuit was filed in this matter, but we were not named as a defendant.  We believe all of our services rendered on these projects related to site preparation and are not matters related to any warranty claims of the demand.  We are currently researching our historical records for evidence to show that we have no liability for these claims

Item 1A.  Risk Factors.

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

Geo Point Resources, Inc.

Date:	November 14, 2013	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director