Form 10-Q
period 2013-12-31
Geo Point Resources, Inc.
filed 2014-02-19
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 19, 2014 – 1,002,167 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of December 31, 2013 and March 31, 2013	F-2

Statements of Operations for the Three and Nine Months Ended December 31, 2013 and 2012	F-3

Statements of Cash Flows for the Nine Months Ended December 31, 2013 and 2012	F-4

Notes to the Financial Statements	F-5

Geo Point Resources, Inc.

 Balance Sheets

(unaudited)

	December 31,	March 31,
	2013	2013

ASSETS
Current Assets
Cash	$ 127,317	$ 86,957
Accounts receivable, net of allowance for bad debt
of $1,805 and $1,805, respectively	27,953	9,525
Prepaid expenses and other current assets	873	3,412
Total Current Assets	156,143	99,894
Furniture and equipment, net of accumulated depreciation of $57,143 and
$54,442, respectively	3,483	6,184
Other assets	1,000	1,000
Total Assets	$ 160,626	$ 107,078

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 93,328	$ 64,449
Revolving line of credit	110,000	70,000
Total Current Liabilities	203,328	134,449

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,167 and 1,002,167 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	318,678
Accumulated deficit	(375,899)	(347,051)
Total Shareholders' Deficit	(42,702)	(27,371)
Total Liabilities and Shareholders' Deficit	$ 160,626	$ 107,078

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

 Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Sales	$ 66,955	$ 41,502	$ 187,440	$ 157,999

Operating Expenses
Cost of sales	16,377	1,568	53,103	22,803
General and administrative	28,940	81,127	146,384	176,539
Total Operating Expenses	45,317	82,695	199,487	199,342
Operating Income (Loss)	21,638	(41,193)	(12,047)	(41,343)
Interest expense	(6,301)	-	(16,801)	(3,600)
Income (loss) before provision for income taxes	15,337	(41,193)	(28,848)	(44,943)
Provision for income taxes	-	1,726	-	1,835
Net Income (Loss)	$ 15,337	$ (42,919)	$ (28,848)	$ (46,778)

Basic and Diluted Income (Loss) per Share	$ 0.02	$ (0.04)	$ (0.03)	$ (0.05)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,167	1,002,167	1,002,167	1,002,167

The accompanying notes are an integral part of the financial statements.

Geo Point Resources, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$ (28,848)	$ (46,778)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	2,701	3,000
Changes in assets and liabilities:
Accounts receivable	(18,428)	-
Prepaid expenses and other current assets	2,539	(2,811)
Accounts payable and accrued liabilities	28,879	14,286
Net Cash Used in Operating Activities	(13,157)	(32,303)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,411)
Net Cash Used in Investing Activities	-	(3,411)
Cash Flows from Financing Activities:
Capital contributions from former parent	13,517	80,246
Net change on line of credit	40,000	-
Cash Flows Provided by Financing Activities:	53,517	80,246

Net Change in Cash	40,360	44,532
Cash at Beginning of Period	86,957	35,169
Cash at End of Period	$ 127,317	$ 79,701

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ 1,835

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc. (“Geo Point Utah”) approved a stock dividend that resulted in a spin-off (“Spin-Off”) of Geo Point Resources, Inc. (the “Company”) common stock to the Geo Point Utah stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Geo Point Utah. The Company was incorporated on June 13, 2012, comprising all of Geo Point Utah’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off had a “Record Date” of January 17, 2013; an ex-dividend date of January 15, 2013; and a spin-off payment date of April 22, 2013.   Geo Point Utah retained and focuses its efforts on their oil refining operations in Karatau, Kazakhstan.

The Spin-Off was pro rata, effected through a stock dividend, based on a one (1) for one (1) ratio of the only class of outstanding securities of Geo Point Utah, common stock, amounting to 1,002,167 shares; no change in the number of Geo Point Utah’s outstanding shares occurred prior to the Record Date or the spin-off payment date. Each Geo Point Utah stockholder at the close of business on the Record Date received one (1) share of the Company’s common stock for every one (1) share of the Geo Point Utah held.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC.  The accompanying balance sheet as of December 31, 2013, and the statements of operations and cash flows for the nine months ended December 31, 2013 and 2012, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited.  The results of the nine months ended December 31,

2013, are not necessarily indicative of the results to be expected for the year ending March 31, 2014, any other interim period, or any other future year.

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

As of December 31, 2013 and March 31, 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2013 and March 31, 2013, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2013, services provided to two customers accounted for 54.8% and 37.8% of total revenues.  During the nine months ended December 31, 2012, services provided to two customers accounted for 67.2% and 25.9% of total revenues.  As of December 31, 2013, two customers accounted for 60.7% and 31.5% of the accounts receivable balance.  Management believes the loss of these customers would have a material impact on the Company.

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.  No such expenses were incurred during the nine months ended December 31, 2013 and 2012.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2013 and 2012, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(57,143)	(54,442)
Net Value	$ 3,483	$ 6,184

Depreciation expense for the nine months ended December 31, 2013 and 2012, was $2,701 and $3,000, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $105,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default although no demands have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of December 31, 2013 and March 31, 2013, the revolving line of credit had a principal balance of $110,000 and $70,000 and an accrued interest balance of $20,400 and $3,600, respectively.  During three months ended December 31, 2013, an additional $5,000 was advanced under the revolving line of credit without an amendment to the agreement.  An updated agreement will be obtained.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Capital Contributed by the Former Parent

During the nine months ended December 31, 2013 and 2012, Geo Point Utah contributed $13,517 and $80,246, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In November 2013, the Company was notified from a group insurance policy that projects in which the Company previously provided services to was in litigation due to defects within the projects. The group policy claims that the Company owes $75,000 in deductibles in connection with this litigation.  The estimated amount of the contingency ranges from $0 - $75,000.  The Company maintains that they were not involved with the areas in which the suit is being bought, did not op for the group insurance and thus are not liable for any of the deductible amounts. Thus, no accrual has been made in connection with this claim.  The Company maintains the claim is without merit and will vigorously defend. As of December 31, 2013, no amounts have been recorded on the accompanying financial statements.

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

References to “we,” “our” or “us” and words of similar import under this heading refer to “Geo Point Resources, Inc.,” unless the context implies otherwise.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2013, Compared to the Three Months Ended December 31, 2012

During the three months ended December 31, 2013, we had sales of $66,955, compared to $41,502 for the three months ended December 31, 2012, an increase of $25,453.  Cost of sales for the three months ended December 31, 2013, was $16,377, compared to $1,568 for the three months ended December 31, 2012, an increase of $14,809.  Cost of sales increased during the three months ended December 31, 2013, due primarily to additional costs incurred for contract work paid to third parties for their assistance, in the previous period this assistance was not needed.  In addition, during the three months ended December 31, 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended December 31, 2013, were $28,940, compared to $81,127, during the three months ended December 31, 2012, a decrease of $52,187.  The decrease in general and administrative expenses during the three months ended December 31, 2013 was directly related to a decrease in professional costs incurred in connection with the Company's public filings. During fiscal 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 registration statement.

Nine Months Ended December 31, 2013, Compared to the Nine Months Ended December 31, 2012

During the nine months ended December 31, 2013, we had sales of $187,440, compared to $157,999 for the nine months ended December 31, 2012, an increase of $29,441.  Cost of sales for the nine months ended December 31, 2013, was $53,103, compared to $22,803 for the nine months ended December 31, 2012, an increase of $30,300.  Cost of sales as a percentage of revenues increased during the nine months ended December 31, 2013, due primarily to additional costs incurred for contract work paid to third parties for their assistance, in the previous period this assistance was not needed.  In addition, during the nine months ended December 31, 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the nine months ended December 31, 2013, were $146,384, compared to $176,539, during the nine months ended December 31, 2012, a decrease of $30,155.  The decrease in general and administrative expenses during the nine months ended December 31, 2013 was directly related to a decrease in professional costs incurred in connection with the Company's annual public filings. During fiscal 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 registration statement.

Liquidity

Current assets at December 31, 2013, included cash of $127,317 and $873 in prepaid expenses and other current assets, and accounts receivable of $27,953, for total current assets of $156,143.  At December 31, 2013, we had a negative working capital of $47,185, as compared a negative working capital of $34,555 at March 31, 2013.  The negative working capital at December 31, 2013, is a result of increased accounts payable due to the professional fees incurred during our first and second quarters related to the annual audit.

Capital Resources

During the nine months ended December 31, 2013, operating activities used net cash of $13,157 compared to $32,303 net cash used in the nine months ended December 31, 2012, or a decrease of $19,146. We funded operations during the nine months ended December 31, 2013, primarily through operations, proceeds from line of credit and the use of cash on hand.

For the nine months ended December 31, 2013, the net cash used by investing was $0 compared to $3,411 for the nine months ended December 31, 2012.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the nine months ended December 31, 2013, we received cash from financing activities of $53,517, $13,517 coming from capital contributions from our former parent, GPT, and $40,000 from proceeds on a line of credit as compared to $80,246 provided in financing activities for the nine months ended December 31, 2012, all of which were capital contributions. After the spin-off, we have not received any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2013.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that are materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Geo Point Resources, Inc.

Date:	February 19, 2014	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	February 19, 2014	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary