Form 10-K
period 2014-03-31
Geo Point Resources, Inc.
filed 2014-07-15
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55150

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001.

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $267,548 based on 668,870 shares being held by non-affiliates as of September 30, 2013, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.40.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of June 30, 2014, the Registrant had 1,002,204 shares of common stock outstanding.

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

Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change; however, we undertake no duty to do so.

References

References to “we,” “our” or “us” and words of similar import under this heading refer to “Geo Point Resources, Inc.,” the Registrant, unless the context implies otherwise.

ITEM 1.  BUSINESS

Business Development

Effective on the opening of business on May 20, 2013 (the “Effective Date”), we effected a 1-for-30 reverse stock split of our outstanding shares of common stock, par value $0.001, pursuant to which each 30 shares of our common stock were converted automatically into one share of our common stock (the “Reverse Split”).  No shareholder’s holdings were reduced below 100 shares; all fractional shares were rounded up to the nearest whole share; and a shareholder cancelled shares owned by such shareholder for all purposes of the minimum 100 share minimum and rounding of fractions.  See our 8-K Current Report dated May 20, 2013, and filed with the Securities and Exchange Commission (the “SEC”) on such date.  See Part IV, Item 15.  All computations herein take into account the Reverse Split.  Appropriate adjustments were made in our capital accounts as a result of the Reverse Split.

On February 22, 2014, we filed a Form 8-A Registration Statement with the SEC, and we are now required to file reports under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and our directors, officers, 10% and 5% shareholders are required to file beneficial ownership reports with the SEC on applicable Forms.

Introduction

On June 13, 2012, we were formed as a wholly-owned subsidiary of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and into which Geo Point Utah simultaneously authorized the conveyance of the segment of its business comprising all of its Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption by us of all related liabilities and the indemnification of Geo Point Utah by us from any liabilities relating to these assets and operations.  Also on June 13, 2012, the Board of Directors of Geo Point Utah approved a stock dividend that resulted in a spin-off of all of our shares of common stock to the Geo Point Utah stockholders, pro rata, on a one share for one share basis, on the record date.  The spin-off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a spin-off payment date of April 22, 2013.  On the effective date of the spin-off, there were approximately 1,002,167 outstanding shares of our common stock.  For additional information about the spin-off, see our Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013; and our 8-K Current Report dated April 22, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

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

The Engineering Division has provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and fuel dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  Other engineering services provided are for soil dewatering for underground structure installations and small demolition and construction work.  These “utility landing” services comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.  The other engineering services are for gasoline service stations where updated monitoring equipment must be installed or the monitoring equipment shows an error code that needs to be corrected before the gas station can begin to pump gas again; or where more crash posts must be installed around a propane tank, other fuel or similar dispenser island or a like setting.  Other engineering services are to plan and construct dewatering systems for the install of subsurface structures such as underground parking lots, underground storage tanks, etc. that are placed within a shallow groundwater zone and must be dewatered prior to construction, and “closure” of underground water treatment systems where a manufacturing plant has underground processed water systems that treat their production waste water streams prior to discharge to the common sewer system.  Light construction work consists of tenant improvement build-outs and small American Disabilities Act (ADA), compliance issues such as wheelchair access ramp construction, hand rail design and installation, parking area upgrades and other related matters.

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

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2014, services provided to two customers accounted for 48.9% and 31.8% of total revenues. During the fiscal year ended March 31, 2013, services provided to two customers accounted for 65.2% and 21.3% of total revenues.  As of March 31, 2014, three customers accounted for 38.4%, 26.6% and 25.6% of the accounts receivable balance.   The loss of one or more of these customers could have a material impact on future operations, however, management believes the loss of these customers could be replaced by new customers as there is ample demand for the services we provide.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2014, and 2013.  We intend to use our proprietary HI Technology, if we are successful in its further development and commercialization, to become a competitor in the oil and gas exploration services industry.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in the Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding shareholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

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

Smaller Reporting Company

We became subject to the reporting requirements of Section 15(d) of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company,” on the effective date of our Registration Statement.  The designation of being a “smaller reporting company” relieves us of some of the more detailed informational requirements of Regulation S-K.  See the heading “Emerging Growth Company” directly above for a brief summary of some of the principal reduced requirements available to a “smaller reporting company.”

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

Exchange Act Reporting Requirements

Section 15(d) of the Exchange Act requires all companies that have filed a registration statement under the Securities Act to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC for a period of one year from the effective date of the Registration Statement, and we will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  We intend to file a Form 8-A with the SEC before the expiration of this one year period so that we will become a “reporting issuer” under Section 13 of the Exchange Act.

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2014 and 2013.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2014.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2014
April 1 through June 30, 2013	.75	.55
July 1 through September 30, 2013	.75	.40
October 1 through December 31, 2013	.50	.40
January 1 through March 31, 2014	1.00	.50

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have approximately 100 shareholders, not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

With the exception of the issuance of 1,000 shares (pre-Reverse Split) of our common stock at inception to Geo Point Utah in consideration of the transfer of the Environmental and Engineering Divisions and the HI Technology License Agreement, subject to all liabilities and our indemnification of Geo Point Utah from and against all liabilities of our Environmental and Engineering Divisions, we have not issued any other shares of our common stock.  The Board Resolutions provided for the forward split of the initial 1,000 shares issued in a ratio that would be equal to the number of outstanding shares of Geo Point Utah so that the stock dividend of our common stock to Geo Point Utah’s stockholders would be on a one share for one share basis.   Our shares of common stock were subsequently reverse split on a basis of one share for 30, effective May 20, 2013.  For additional information on the spin-off and the reverse split, see the heading “Business Development” of Part I, Item I.

The shares issued at our inception were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), which provides an exemption from the registration provisions of Section 5 of the Securities Act for “transactions by an issuer not involving a public offering.”

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2014 or 2013, from the sale of registered securities; nor were there any such proceeds received during such periods by Geo Point Utah.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2014 or 2013; nor were there any such purchases during such periods by Geo Point Utah.

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

Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change; however, we undertake no duty to do so.

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

Results of Operations

Year Ended March 31, 2014, Compared to Year Ended March 31, 2013

During the fiscal year ended March 31, 2014, we had sales of $209,953, compared to $201,599 for the fiscal year ended March 31, 2013, an increase of $8,354.  Cost of sales for the fiscal year ended March 31, 2014, was $63,184, compared to $24,874 for the previous fiscal year, an increase of $38,309.  Cost of sales as a percentage of revenues increased during the year ended March 31, 2014, due primarily to additional costs incurred for contract work paid to third parties for their assistance, where in the previous period this assistance was not needed.  In addition, during the year ended March 31, 2014, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the fiscal year ended March 31, 2014, were $205,520, compared to $217,116, during the fiscal year ended March 31, 2013, a decrease of $11,596.  The decrease] in general and administrative expenses was directly related to a decrease in professional costs incurred in connection with the Company's annual public filings. During fiscal 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 registration statement.

We had other expenses, which primarily consisted of interest expense on the line of credit of $24,029 in fiscal 2014 and $3,600 in fiscal 2013 an increase of $20,429 primarily related to the increase in the balance of the line of credit and a full year of accrued interest.

Liquidity and Capital Resources

Current assets at March 31, 2014, included $110,777 in cash, $22,626 in accounts receivable, net of allowance for bad debt, and $1,217 in prepaid expenses and other current assets for total current assets of $134,620, an increase of $34,726 from total current assets of $99,894 at March 31, 2013.

At March 31, 2014, we had a negative working capital of $100,228, as compared to negative working capital of $34,554 at March 31, 2013.

Capital Resources

During the fiscal year ended March 31, 2014, operating activities used net cash of $38,447, as compared to $61,701 in net cash used for the fiscal year ended March 31, 2013.  For the fiscal years ended March 31, 2014 and 2013, the net cash used by operating activities was mainly driven by our net loss.

Net cash used in investing activities decreased to $0 for the fiscal year ended March 31, 2014, versus $3,411 for the fiscal year ended March 31, 2013.  All of the investing activities were purchases of property and equipment.  We continue to only purchase capital equipment on an as needed basis.

During the fiscal year ended March 31, 2014, financing activities provided $62,267, as compared to $116,900 in cash provided for the fiscal year ended March 31, 2013.  Financing activities consisted of contributions of $13,517 and $46,900 from our former parent, Geo Point Utah, in the fiscal years ended March 31, 2014 and 2013, respectively.  We also had $48,750 and $70,000 in proceeds from our line of credit in 2014 and 2013, respectively. The proceeds of which were used for operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2014 and 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

Geo Point Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheet of Geo Point Resources, Inc. (the “Company”) as of March 31, 2014, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ BF Borgers CPA PC

Denver, Colorado

July 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheet of Geo Point Resources, Inc. (the “Company”) as of March 31, 2013, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  /s/ Mantyla McReynolds LLC

Salt Lake City, Utah

July 16, 2013

GEO POINT RESOURCES, INC.

BALANCE SHEETS

	March 31,	March 31,
	2014	2013

ASSETS
Current Assets
Cash	$ 110,777	$ 86,957
Accounts receivable, net of allowance for bad debt
of $1,805 and $1,805, respectively	22,626	9,525
Prepaid expenses and other current assets	1,217	3,412
Total Current Assets	134,620	99,894
Furniture and equipment, net of accumulated depreciation of $58,031 and
$54,442, respectively	2,595	6,184
Other assets	1,000	1,000
Total Assets	$ 138,215	$ 107,078

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 116,098	$ 64,449
Revolving line of credit	118,750	70,000
Total Current Liabilities	234,848	134,449

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	318,678
Accumulated deficit	(429,830)	(347,051)
Total Shareholders' Deficit	(96,633)	(27,371)
Total Liabilities and Shareholders' Deficit	$ 138,215	$ 107,078

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2014	2013

Sales	$ 209,953	$ 201,599

Operating Expenses
Cost of sales	63,183	24,874
General and administrative	205,520	217,116
Total Operating Expenses	268,703	241,990
Operating Income (Loss)	(58,750)	(40,391)
Other income (expense)	(24,029)	(3,600)
Net Income (Loss)	$ (82,779)	$ (43,991)

Basic and Diluted Income (Loss) per Share	$ (0.08)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2012	1,002,204	$ 1,002	$ 271,778	$ (303,060)	$ (30,280)

Capital contributed by former parent company	-	-	46,900	-	46,900
Net loss	-	-	-	(43,991)	(43,991)

Balance at March 31, 2013	1,002,204	1,002	318,678	(347,051)	(27,371)

Capital contributed by former parent company	-	-	13,517	-	13,517
Net loss	-	-	-	(82,779)	(82,779)

Balance at March 31, 2014	1,002,204	$ 1,002	$ 332,195	$ (429,830)	$ (96,633)

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$ (82,779)	$ (43,991)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	3,589	4,627
Changes in assets and liabilities:
Accounts receivable	(13,101)	(9,025)
Prepaid expenses and other current assets	2,195	(1,512)
Accounts payable and accrued liabilities	51,649	(11,800)
Net Cash Used in Operating Activities	(38,447)	(61,701)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,411)
Net Cash Used in Investing Activities	-	(3,411)
Cash Flows from Financing Activities:
Capital contributions from former parent	13,517	46,900
Proceeds from line of credit	48,750	70,000
Cash Flows Provided by Financing Activities:	62,267	116,900

Net Change in Cash	23,820	51,788
Cash at Beginning of Year	86,957	35,169
Cash at End of Year	$ 110,777	$ 86,957

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The Spin-Off was pro rata, effected through a stock dividend, based on a one (1) for one (1) ratio of the only class of outstanding securities of Geo Point Utah, common stock, amounting to 1,002,204 shares, taking into account shares issued for rounding. Each Geo Point Utah stockholder at the close of business on the Record Date received one (1) share of the Company’s common stock for every one (1) share of the Geo Point Utah held. Previously, the Company reported 1,002,167 shares of common stock being outstanding, however, the transfer agent made a minor correction to the number of shares. The Company's weighted average shares and statement of stockholders deficit has been updated for the periods presented due to this revision. There was no other impact on the financial statements.

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

As of March 31, 2014, and 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, prepaids, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2014 and 2013, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the fiscal year ended March 31, 2014, services provided to two customers accounted for 48.9% and 31.8% of total revenues. During the fiscal year ended March 31, 2013, services provided to two customers accounted for 65.2% and 21.3% of total revenues.  As of March 31, 2014, three customers accounted for 38.4%, 26.6% and 25.6% of the accounts receivable balance.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2014, and 2013, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2014 and 2013, impairments are not present.

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves.  Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2014 and 2013.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2014 and 2013, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(58,031)	(54,442)
Net Value	$ 2,595	$ 6,184

Depreciation expense for the years ended March 31, 2014 and 2013, was $3,589 and $4,627, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of March 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $118,750 and $27,525, respectively. As of March 31, 2013, the revolving line of credit had a principal and an accrued interest balance of $70,000 and $3,600, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Reverse Stock Split

Effective May 20, 2013 (the “Effective Date”), the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the Reverse Split, and any fractional shares were rounded up to the next whole share. The Reverse Split resolutions indicated that no stockholder’s holdings, on a per stockholder of record basis (and each beneficial stockholder whose shares are held in the Depository Trust Company (the “DTC”), on a per stockholder of record basis), would be reduced to less than 100 shares; no stockholder of record or beneficially owning stockholder owning less than 100 shares prior to the Reverse Split will be effected by the Reverse Split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

Capital Contributed by the Former Parent

During the year ended March 31, 2014 and 2013, Geo Point Utah contributed $13,517 and $46,900, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In November 2013, the Company was notified from a group insurance policy that projects in which the Company previously provided services to was in litigation due to defects within the projects. The group policy claimed that the Company owed $75,000 in deductibles in connection with this litigation.  The Company maintained that they were not involved with the areas in which the suit is being bought, and did not op for the group insurance and thus are not liable for any of the deductible amounts. However, in March 2014, the Company agreed to settle the claim for $5,000, in which was paid immediately and included within general and administrative expenses on the accompanying statement of operations for the year ended March 31, 2014.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i)

Effective as of July 7, 2014, our Board of Directors resolved to dismiss Mantyla McReynolds LLC, as our independent accountant. With the exception of a “going concern” qualification, the report of Mantyla McReynolds LLC on our financial statements for the fiscal year ended March 31, 2013, contained no adverse opinion or any disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the periods ended March 31, 2013, and 2012, and through the interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the SEC promulgated under the Exchange Act.

Effective as of July 7, 2014, we engaged BF Borgers CPA PC to audit its financial statements for the year ended March 31, 2014. During our two most recent fiscal years, and any subsequent interim period prior to engaging BF Borgers CPA PC, neither we nor anyone on our behalf consulted the newly engaged accountant regarding:

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

We provided Mantyla McReynolds LLC, with a copy of the disclosure provided under this Item of this Annual Report and advised them to provide us with a letter addressed to the SEC as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response to this request was filed as and Exhibit to our 8-K Current Report dated July 7, 2014, and filed with the SEC on July 9, 2014.  See Part IV, Item 15.

(ii)

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

We provided Hansen, Barnett & Maxwell, PC, with a copy of the disclosure provided under this Item of this Annual Report and advised them to provide us with a letter addressed to the SEC as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response to this request was filed as and Exhibit to our 8-K Current Report dated February 28, 2013, and filed with the SEC on March 1, 2013.  See Part IV, Item 15.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2014, our internal controls over financial reporting were effective.

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

ITEM 9B:  OTHER INFORMATION

Effective on the opening of business on May 20, 2013 (the “Effective Date”), we effected a 1-for-30 reverse stock split of our outstanding shares of common stock, par value $0.001, pursuant to which each 30 shares of our common stock were converted automatically into one share of our common stock (the “Reverse Split”).  No shareholder’s holdings were reduced below 100 shares; all fractional shares were rounded up to the nearest whole share; and a shareholder cancelled shares owned by such shareholder for all purposes of the minimum 100 share minimum and rounding of fractions.  See our 8-K Current Report dated May 20, 2013, and filed with the SEC on such date.  See Part IV, Item 15.  All computations herein take into account the Reverse Split.  Appropriate adjustments were made in our capital accounts as a result of the Reverse Split.

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

Background and Business Experience

William C. Lachmar.  Mr. Lachmar has served as the Manager of the Environmental and Engineering Divisions of Geo Point Utah since its inception in 1997; and served as its President and a director from its change from a business conducted by him as a “DBA” to a corporation in 2002, to his respective resignations from these positions on October 28, 2010, and March 29, 2010.  He also served as its CEO, CFO and Secretary from May 9, 2006, until his resignations on March 29, 2010 (as CEO and CFO) and August 14, 2007 (Secretary).  Mr. Lachmar’s duties as the Manager of the Environmental and Engineering Divisions’ day to day operations were all inclusive, and included customer relations, negotiation of contracts and prices of services, performance or overseeing the projects undertaken from beginning to completion, assurance of compliance with applicable laws, rules and regulations and the preparation of required reports, among other services.  Mr. Lachmar is a Licensed Professional Geologist, registered in both California and Texas, and is a member of the American Association of Petroleum Geologists; the Association of Ground Water Scientists and Engineers; the Society of Environmental Geoscientists; and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.  Mr. Lachmar is 58 years of age.

Jeffrey R. Brimhall.  Mr. Brimhall currently serves as our Secretary and is a director of Geo Point Utah.  He served as the CFO of Geo Point Utah from March 29, 2010, until December 14, 2010.  Mr. Brimhall is currently employed as a Financial Reporting Supervisor for Resolute Energy Corp., an NYSE listed company based in Denver, CO.  In that capacity, Mr. Brimhall is responsible for reviewing financial statements and performing variance analysis to present to management and the Board of Directors. He also assists in the preparation of Resolute Energy’s periodic reports to the SEC that are filed under the Exchange Act.  Mr. Brimhall has been with Resolute Energy since December, 2009.  From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado.  While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor.  In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and Exchange Act periodic reports filed with the SEC and researching technical accounting issues.  From August 2005, to June 2007, Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona.  As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelor’s of Science degree from Brigham Young University in 2005.  Mr. Brimhall received licensure as a Certified Public Accountant in 2008.  Mr. Brimhall is 33 years of age.

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

Involvement in Certain Legal Proceedings

During the past 10 years, no director, person nominated to become a director or executive officer:

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

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

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

any Federal or State securities or commodities law or regulation; or

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  These filings were due 10 days following the filing of our Form 8-A Registration Statement, which was filed with the SEC on February 24, 2014.  Based solely upon our review of the forms filed during the fiscal year ended March 31, 2014, and to the date of this Annual Report, no Section 16(a) filings have been filed and will be fiiled directly.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the  last two fiscal years ended March 31, 2014, and 2013 (assumes the spin-off of us from Geo Point Utah during the applicable periods), and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, Manager	3/31/14 3/31/13	$30,000 $30,000	0 0	0 0	0 0	0 0	0 0	$3,598 $3,960	$33,598 $33,960
Jeffrey R. Brimhall, Secretary	3/31/14 3/31/13	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

*  Until the effective date of our spin-off from Geo Point Utah, all of this compensation was paid by Geo Point Utah.  This compensation covers the two fiscal years ended March 31, 2014 and 2013.  Mr. Lachmar has served as our President and Treasurer since June 13, 2012; however, his compensation was paid as the Manager of the Environmental and Engineering Divisions of Geo Point Utah until that date, and since that date, for Geo Point Resources.

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2014 and 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Petroleum Group Services	333,334 shares	33.26%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	William C. Lachmar	0	0%
Common Stock	Jeffrey R. Brimhall	0	0%

*  Percentages are based on 1,002,204 shares of common stock being outstanding on the date of this Annual Report.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2014 and 2013:

Fee Category	2014	2013
Audit Fees	$37,035	$23,503
Audit-related Fees	$0	$9,795
Tax Fees	$2,362	$0
All Other Fees	$0	$0
Total Fees	$37,397	$33,298

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2014 and 2013, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)(i)     Exhibits.  The following Exhibits are filed as part of this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Bylaws
14	Code of Ethics
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by William C. Lachmar, President, CEO, Chief Financial Officer and Director.
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

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

Current Report on Form 8-K dated February 28, 2013, and filed with the SEC on March 1, 2013 (Change in Accountants) 16.1 Letter regarding change in Certifying Accountant	Part II, Item 9

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

Current Report on Form 8-K dated May 20, 2013, and filed with the SEC on May 20, 2013 (Reverse Split) 3.1 Certificate of Change Pursuant to Nevada Revised Statute Section 78.209	Parts I, II, II and IV

Current Report dated July 7, 2014, and filed with the SEC on July 9, 2014 (Change in Accountants) 16.1 Letter regarding change in Certifying Accountant	Part II, Item 9

(1)  Summaries of all Exhibits are modified in their entirety by reference to the actual Exhibit.

(2)  These documents and related Exhibits have previously been filed with the SEC and are referenced for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT RESOURCES, INC.

Date:	July 14, 2014	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	July 14, 2014	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director