Form 10-Q
period 2014-06-30
Geo Point Resources, Inc.
filed 2014-08-19
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 19, 2014 – 1,002,204 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of June 30, 2014 and March 31, 2014	F-2

Statements of Operations for the Three Months Ended June 30, 2014 and 2013	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2014	2014

ASSETS
Current Assets
Cash	$ 113,263	$ 110,777
Accounts receivable, net of allowance for bad debt of $2,305 and $1,805, respectively	17,788	22,626
Prepaid expenses and other current assets	1,100	1,217
Total Current Assets	132,151	134,620
Furniture and equipment, net of accumulated depreciation of $58,531 and $58,031, respectively	2,095	2,595
Other assets	1,000	1,000
Total Assets	$ 135,246	$ 138,215

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 102,785	$ 116,098
Revolving line of credit	142,560	118,750
Total Current Liabilities	245,345	234,848

Shareholders' Deficit

Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(443,296)	(429,830)
Total Shareholders' Deficit	(110,099)	(96,633)
Total Liabilities and Shareholders' Deficit	$ 135,246	$ 138,215

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Sales	$ 37,071	$ 23,367

Operating Expenses
Cost of sales	7,808	5,156
General and administrative	36,555	49,578
Total Operating Expenses	44,363	54,734
Operating Loss	(7,292)	(31,367)
Other income (expense)	(6,174)	(4,200)
Net Loss	$ (13,466)	$ (35,567)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASHFLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$ (13,466)	$ (35,567)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	500	897
Bad debt expense	500	-
Changes in assets and liabilities:
Accounts receivable	4,338	9,025
Prepaid expenses and other current assets	117	(1,009)
Accounts payable and accrued liabilities	(13,313)	16,539
Net Cash Used in Operating Activities	(21,324)	(10,115)
Cash Flows from Financing Activities:
Capital contributions from former parent	-	13,517
Net change on line of credit	23,810	-
Cash Flows Provided by Financing Activities:	23,810	13,517

Net Change in Cash	2,486	3,402
Cash at Beginning of Period	110,777	86,957
Cash at End of Period	$ 113,263	$ 90,359

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying balance sheet as of June 30, 2014, and the statements of operations and cash flows for the three months ended June 30, 2014 and 2013, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three month periods are unaudited.  The results of the three months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015, any other interim period, or any other future year.

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

As of June 30, 2014 and March 31, 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2014 and March 31, 2014, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the three months ended June 30, 2014, services provided to two customers accounted for 50.7% and 37.2% of total revenues.  During the three months ended June 30, 2013, services provided to two customers accounted for 67.5% and 32.5% of total revenues.  As of June 30, 2014, two customers accounted for 46.7% and 32.3% of the accounts receivable balance.  Management believes the loss of these customers would not have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2014 and 2013, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(58,531)	(58,031)
Net Value	$ 2,095	$ 2,595

Depreciation expense for the three months ended June 30, 2014 and 2013, was $500 and $897, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 Registration Statement. As of June 30, 2014, the revolving line of credit had a principal and an accrued interest balance of $142,560 and $33,699, respectively. As of March 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $118,750 and $27,525, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Capital Contributed by the Former Parent

During the three months ended June 30, 2014 and 2013, Geo Point Utah contributed $0 and $13,517, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital. No further contributions are expected.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

During the three months ended June 30, 2014, we had sales of $37,071, compared to $23,367 for the three months ended June 30, 2013, an increase of $13,704.  Cost of sales for the three months ended June 30, 2014, was $7,808, compared to $5,156 for the three months ended June 30, 2013, an increase of $2,652.  Cost of sales increased during the three months ended June 30, 2014, due primarily to additional costs incurred for contract work paid to third parties for their assistance; in the previous period, this assistance was not need.  In addition, during the three months ended June 30, 2014, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended June 30, 2014, were $36,555, compared to $49,578, during the three months ended June 30, 2013, a decrease of $13,023.  The decrease in general and administrative expenses during the three months ended June 30, 2014, was directly related to a decrease in professional costs incurred in connection with the Company’s public filings. During fiscal 2014 and 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 Registration Statement and subsequent filings.

Liquidity

Current assets at June 30, 2014, included cash of $113,264 and $1,100 in prepaid expenses and other current assets, and accounts receivable of $17,788, for total current assets of $132,152.  At June 30, 2014, we had a negative working capital of $113,193, as compared a negative working capital of $100,228 at March 31, 2014.  The negative working capital at June 30, 2014, is a result of the continued net losses incurred by the Company as revenues are still not sufficient to cover our minimum operating costs.

Capital Resources

During the three months ended June 30, 2014, operating activities used net cash of $21,324 compared to $10,115 net cash used in the three months ended June 30, 2013, or an increase of $11,209. The increase was primary related to the continued losses and payment on accounts payable. We funded operations during the three months ended June 30, 2014, primarily through operations, the use of cash on hand and proceeds from our line of credit.

During the three months ended June 30, 2014, we received cash from financing activities of $23,810 from proceeds on our line of credit as compared to $13,517 provided in financing activities for the three months ended June 30, 2013, all of which were capital contributions. After the Spin-Off, we have not received any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Geo Point Resources, Inc.

Date:	August 19, 2014	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller