Form 10-Q
period 2014-09-30
Geo Point Resources, Inc.
filed 2014-11-12
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 11, 2014 – 1,002,204 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of September 30, 2014 and March 31, 2014	F-2

Statements of Operations for the Three and Six Months Ended September 30, 2014 and 2013	F-3

Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2014	2014

ASSETS
Current Assets
Cash	$ 140,671	$ 110,777
Accounts receivable, net of allowance for bad debt
of $2,305 and $1,805, respectively	11,288	22,626
Prepaid expenses and other current assets	1,100	1,217
Total Current Assets	153,059	134,620

Furniture and equipment, net of accumulated depreciation of $59,031 and $58,031, respectively	1,595	2,595
Other assets	1,000	1,000
Total Assets	$ 155,654	$ 138,215

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 116,569	$ 116,098
Revolving line of credit	164,560	118,750
Total Current Liabilities	281,129	234,848

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(458,673)	(429,830)
Total Shareholders' Deficit	(125,476)	(96,633)
Total Liabilities and Shareholders' Deficit	$ 155,654	$ 138,215

The accompanying notes are an integral part of the financial statements

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$ 61,279	$ 97,118	$ 98,350	$120,485

Operating Expenses
Cost of sales	24,037	31,570	31,845	36,726
General and administrative	43,387	67,866	79,942	117,444
Total Operating Expenses	67,424	99,436	111,787	154,170
Operating Loss	(6,145)	(2,318)	(13,437)	(33,685)
Interest expense	(9,232)	(6,300)	(15,406)	(10,500)
Loss before provision for income taxes	(15,377)	(8,618)	(28,843)	(44,185)
Provision for income taxes	-	-	-	-
Net Loss	$(15,377)	$ (8,618)	$(28,843)	$(44,185)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASHFLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$ (28,843)	$ (44,185)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,000	1,794
Bad debt expense	500	-
Changes in assets and liabilities:
Accounts receivable	10,838	(14,596)
Prepaid expenses and other current assets	117	1,782
Accounts payable and accrued liabilities	472	23,180
Net Cash Used in Operating Activities	(15,916)	(32,025)
Cash Flows from Financing Activities:
Capital contributions from former parent	-	13,517
Net change on line of credit	45,810	35,000
Cash Flows Provided by Financing Activities:	45,810	48,517

Net Change in Cash	29,894	16,492
Cash at Beginning of Period	110,777	86,957
Cash at End of Period	$ 140,671	$ 103,449

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying balance sheet as of September 30, 2014, and the statements of operations and cash flows for the three and six months ended September 30, 2014 and 2013, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three month periods are unaudited.  The results of the three and six months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015, any other interim period, or any other future year.

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

As of September 30, 2014 and March 31, 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities. Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2014 and March 31, 2014, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the six months ended September 30, 2014, services provided to three customers accounted for 48.1%, 30.2% and 15.2% of total revenues.  During the six months ended September 30, 2013, services provided to two customers accounted for 69.6% and 22.6% of total revenues.  As of September 30, 2014, one customer accounted for 69.0% of the accounts receivable balance.  Management believes the loss of these customers would not have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of September 30, 2014 and 2013, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(59,031)	(58,031)
Net Value	$ 1,595	$ 2,595

Depreciation expense for the three months ended September 30, 2014 and 2013, was $1,000 and $897, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 Registration Statement. As of September 30, 2014, the revolving line of credit had a principal and an accrued interest balance of $164,560 and $42,931, respectively. As of March 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $118,750 and $27,525, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Capital Contributed by the Former Parent

During the six months ended September 30, 2014 and 2013, Geo Point Utah contributed $0 and $13,517, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital. No further contributions are expected.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended September 30, 2014, Compared to the Six Months Ended September 30, 2013

During the six months ended September 30, 2014, we had sales of $98,350, compared to $120,485 for the six months ended September 30, 2013, a decrease of $22,135.  Cost of sales for the six months ended September 30, 2014, was $31,845, compared to $36,726 for the six months ended September 30, 2013, a decrease of $4,881.  Cost of sales decreased during the six months ended September 30, 2014, due primarily to decrease in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance; in the previous period, this assistance was not need.  In addition, during fiscal 2014 and 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the six months ended September 30, 2014, were $79,942, compared to $117,444, during the six months ended September 30, 2013, a decrease of $37,502.  The decrease in general and administrative expenses during the six months ended September 30, 2014, was directly related to a decrease in professional costs incurred in connection with the Company’s public filings. During fiscal 2014 and 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 Registration Statement and subsequent filings.

Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014, we had sales of $61,279, compared to $97,118 for the three months ended September 30, 2013, a decrease of $35,839.  Cost of sales for the three months ended September 30, 2014, was $24,037, compared to $31,570 for the three months ended September 30, 2013, a decrease of $7,533.  Cost of sales decreased during the three months ended September 30, 2014, due primarily to decrease in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance; in the previous period, this assistance was not need.  In addition, during fiscal 2014 and 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.    However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended September 30, 2014, were $43,387, compared to $67,866, during the three months ended September 30, 2013, a decrease of $24,479.  The decrease in general and administrative expenses during the three months ended September 30, 2014 was directly related to a decrease in professional costs incurred in connection with the Company’s public filings. During fiscal 2014 and 2013, the Company incurred significant costs related to the filing of the Company's initial S-1 Registration Statement and subsequent filings.

Liquidity

Current assets at September 30, 2014, included cash of $140,671 and $1,100 in prepaid expenses and other current assets, and accounts receivable of $11,288, for total current assets of $153,059.  At September 30, 2014, we had a negative working capital of $128,070, as compared a negative working capital of $100,228 at March 31, 2014.  The negative working capital at September 30, 2014, is a result of the continued net losses incurred by the Company as revenues are still not sufficient to cover our minimum operating costs.

Capital Resources

During the six months ended September 30, 2014, operating activities used net cash of $15,916 compared to $32,025 net cash used in the six months ended September 30, 2013, or a decrease of $16,109. The decrease was primary related to the continued losses and payments received on accounts receivable. We funded operations during the six months ended September 30, 2014, primarily through operations, the use of cash on hand and proceeds from our line of credit.

During the six months ended September 30, 2014, we received cash from financing activities of $45,810 from proceeds on our line of credit as compared to $48,517 provided in financing activities for the six months ended September 30, 2013, of which $13,517 were capital contributions. After the Spin-Off, we have not received any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Geo Point Resources, Inc.

Date:	November 12, 2014	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller