Form 10-Q
period 2014-12-31
Geo Point Resources, Inc.
filed 2015-02-17
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February17, 2015 – 1,002,204 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources,” the “Registrant,” the “Company,” “we,” “us,” “our” and words of similar import refer to Geo Point Resources, Inc., a Nevada corporation, unless the context requires otherwise.

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

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Company.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of December 31, 2014 and March 31, 2014	6

Statements of Operations for the Three and Nine Months Ended December 31, 2014 and 2013	7

Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013	8

Notes to the Financial Statements	9

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2014	2014

ASSETS
Current Assets
Cash	$ 161,513	$ 110,777
Accounts receivable, net of allowance for bad debt
of $2,305 and $1,805, respectively	9,388	22,626
Prepaid expenses and other current assets	1,100	1,217
Total Current Assets	172,001	134,620

Furniture and equipment, net of accumulated depreciation of $59,531 and $58,031, respectively	1,095	2,595
Other assets	1,000	1,000
Total Assets	$ 174,096	$ 138,215

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 129,181	$ 116,098
Revolving line of credit	164,560	118,750
Total Current Liabilities	293,741	234,848

Commitments and contingencies

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(452,842)	(429,830)
Total Shareholders' Deficit	(119,645)	(96,633)
Total Liabilities and Shareholders' Deficit	$ 174,096	$ 138,215

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Sales	$ 75,790	$ 66,955	$ 174,140	$ 187,440

Operating Expenses
Cost of sales	20,822	16,377	52,667	53,103
General and administrative	39,182	28,940	119,124	146,384
Total Operating Expenses	60,004	45,317	171,791	199,487
Operating Income (Loss)	15,786	21,638	2,349	(12,047)
Interest expense	(9,955)	(6,301)	(25,361)	(16,801)
Income loss before provision for income taxes	5,831	15,337	(23,012)	(28,848)
Provision for income taxes	-	-	-	-
Net income (loss)	$ 5,831	$ 15,337	$ (23,012)	$ (28,848)

Basic and Diluted Loss per Share	$ 0.01	$ 0.02	$ (0.02)	$ (0.03)

Basic and Diluted Weighted-Average Common Shares Outstanding	1,002,204	1,002,204	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASHFLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2014	2013

Cash Flows from (to) Operating Activities:
Net loss	$ (23,012)	$ (28,848)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,500	2,701
Bad debt expense	500	-
Changes in assets and liabilities:
Accounts receivable	12,738	(18,428)
Prepaid expenses and other current assets	117	2,539
Accounts payable and accrued liabilities	13,083	28,879
Net Cash Provided by (Used in) Operating Activities	4,926	(13,157)
Cash Flows from Financing Activities:
Capital contributions from former parent	-	13,517
Net change on line of credit	45,810	40,000
Cash Flows Provided by Financing Activities:	45,810	53,517

Net Change in Cash	50,736	40,360
Cash at Beginning of Period	110,777	86,957
Cash at End of Period	$ 161,513	$ 127,317

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The accompanying balance sheet as of December 31, 2014, and the statements of operations and cash flows for the three and nine months ended December 31, 2014 and 2013, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three month periods are unaudited.  The results of the three and nine months ended December 31, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015, any other interim period, or any other future year.

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

As of December 31, 2014 and March 31, 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2014 and March 31, 2014, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2014, services provided to two customers respectively accounted for 49.9% and 37.0% of total revenues.  One of these customers is considered a related party.  See Note 6. During the nine months ended December 31, 2013, services provided to two customers respectively accounted for 54.8% and 37.8% of total revenues.  As of December 31, 2014, one customer accounted for 80.0% of the accounts receivable balance.  Management believes the loss of these customers would have a material impact on the Company.

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

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

See Note 6 for revenue transactions with a related party.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2014 and 2013, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(59,531)	(58,031)
Net Value	$ 1,095	$ 2,595

Depreciation expense for the nine months ended December 31, 2014 and 2013, was $1,500 and $2,701, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 Registration Statement. As of December 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $164,560 and $52,886, respectively. As of March 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $118,750 and $27,525, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Capital Contributed by the Former Parent

During the nine months ended December 31, 2014 and 2013, Geo Point Utah contributed $0 and $13,517, respectively, to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital.  No further contributions are expected.

NOTE 6 – RELATED PARTY TRANSACTION

During the nine months ended December 31, 2014, the Company recorded revenues of $93,336 for services performed for an entity partially owned by the Company’s Chief Executive Officer. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

NOTE 7 – INCOME TAXES

On an annualized basis, the Company does not expect to incur income taxes in excess of the minimum payable to the State of California.  Thus, no provision for income taxes has been presented during the three and nine months ended December 31, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended December 31, 2014, Compared to the Nine Months Ended December 31, 2013

During the nine months ended December 31, 2014, we had sales of $174,170, compared to $187,440 for the nine months ended December 31, 2013, a decrease of $13,300.  Cost of sales for the nine months ended December 31, 2014, was $52,667, compared to $53,103 for the nine months ended December 31, 2013, a decrease of $436.  Cost of sales decreased during the nine months ended December 31, 2014, due primarily to decrease in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, in the previous period this assistance was not need.  Additionally, during the nine months ended December 31, 2014, we recorded revenues from related parties of $93,336.  The increase in revenues from related parties relates to additional contracts that could be obtained by the related entity due to certain ownership qualifications present in the related entity that the Company does not have to obtain for these additional contracts.  In addition, during fiscal 2014 and 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the nine months ended December 31, 2014, were $119,124, compared to $146,384, during the nine months ended December 31, 2013, a decrease of $27,260.  The decrease in general and administrative expenses during the nine months ended December 31, 2014 was directly related to a decrease in professional costs incurred in connection with the Company’s public filings. During fiscal 2013 and 2014, the Company incurred significant costs related to the filing of the Company’s initial S-1 Registration Statement and subsequent filings.

Three Months Ended December 31, 2014, Compared to the Three Months Ended December 31, 2013

During the three months ended December 31, 2014, we had sales of $75,790, compared to $66,955 for the three months ended December 31, 2013, an increase of $8,835.  Cost of sales for the three months ended December 31, 2014, was $20,822, compared to $16,377 for the three months ended December 31, 2013, an increase of $4,445.  Cost of sales increased during the three months ended December 31, 2014, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, in the previous period this assistance was not needed.  Additionally, during the three months ended December 31, 2014, we recorded revenues from related parties of $46,056.  The increase in revenues from related parties relates to additional contracts that could be obtained by the related entity due to certain ownership qualifications present in the related entity that the Company does not have to obtain for these additional contracts.  In addition, during fiscal 2014 and 2013, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California. However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended December 31, 2014, were $39,182, compared to $28,940, during the three months ended December 31, 2013, an increase of $10,242.  The increase in general and administrative expenses during the three months ended December 31, 2014 was directly related to an increase in support staff hired during earlier in fiscal 2015 to support operations.

Liquidity

Current assets at December 31, 2014, included cash of $161,513 and $1,100 in prepaid expenses and other current assets, and accounts receivable of $9,388, for total current assets of $172,001.  At December 31, 2014, we had a negative working capital of $121,739, as compared a negative working capital of $100,228 at March 31, 2014.  The negative working capital at December 31, 2014, is a result of the historical net losses incurred by the Company as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the nine months ended December 31, 2014, operating activities provided cash of $4,926 compared to $13,157 net cash used in the nine months ended December 31, 2013, or a positive increase of decrease of $18,083. The increase was primary related to the current period net income and payments received on accounts receivable. We funded operations during the nine months ended December 31, 2014, primarily through operations, the use of cash on hand and proceeds from our line of credit.

During the nine months ended December 31, 2014, we received cash from financing activities of $45,810 from proceeds on our line of credit as compared to $53,517 provided in financing activities for the nine months ended December 31, 2013, of which $13,517 were capital contributions. After the Spin-Off, we have not received any additional monies from our former parent.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2014.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Geo Point Resources, Inc.

Date:	February 17, 2015	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller