Form 10-K
period 2015-03-31
Geo Point Resources, Inc.
filed 2015-07-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2015

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $401,322 based on 668,870 shares being held by non-affiliates as of September 30, 2014, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.60.  These shares are being valued at the closing price on November 5, 2014, which is the closest closing sale price available.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 10, 2015, the Registrant had 1,002,204 shares of common stock outstanding.

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

On July 7, 2014, we formally dismissed Mantyla McReynolds, LLC (“Mantyla McReynolds”), as our accountants, and engaged BF Borgers CPA, PC ("BF Borgers"), as our new independent registered public accounting firm to audit our financial statements for the fiscal year ended March 31, 2014.  The reports of Mantyla McReynolds on our financial statements as of and for the fiscal year ended March 31, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

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

We conduct the business operations previously conducted by Geo Point Utah through its Environmental and Engineering Divisions, along with attempting to fund additional research of the HI Technology (as defined below), as to which no assurance can be given.

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

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2015, services provided to three customers accounted for 40.7%, 36.3% and 18.1% of total revenues.  One of these customers, which represented 40.7%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below). During the fiscal year ended March 31, 2014, services provided to two customers accounted for 48.9% and 31.8% of total revenues.  As of March 31, 2014, three customers accounted for 38.4%, 26.6% and 25.6% of the accounts receivable balance.  Management believes the loss of these customers would have a material adverse impact on the Company.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2015, and 2014.  We intend to use our proprietary HI Technology, if we are successful in its further development and commercialization, to become a competitor in the oil and gas exploration services industry.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2015, and 2014.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, for information regarding risk factors about us, our business and our common stock, see the Risk Factors commencing on page 6 of our Prospectus referenced in Part IV, Item 15, which was filed by us with the SEC on January 8, 2013.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2014, and 2015.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2014
April 1 through June 30, 2013	.75	.55
July 1 through September 30, 2013	.75	.40
October 1 through December 31, 2013	.50	.40
January 1 through March 31, 2014	1.00	.50
March 31, 2015
April 1 through June 30, 2014	1.00	.55
July 1 through September 30, 2014	.60	.55
October 1 through December 31, 2014	.60	.60
January 1 through March 31, 2015	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities by us during the fiscal years ended March 31, 2015, or 2014.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2015 or 2014, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2015 or 2014.

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

Plan of Operation

We anticipate continuing our current business operations comprising the Engineering and Environmental Divisions’ operations formerly conducted by Geo Point Utah, and we believe with the resurgence on the U.S. Economy and the real estate market in general, that our efforts during fiscal 2015 should result in modest increases in revenues.

We may also attempt to raise the capital necessary for research and development of our HI Technology.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.   No assurance can be given that any efforts respecting the HI Technology will prove to be successful.  For additional information on our License Agreement respecting the Hi Technology, see the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1, above.

Results of Operations

Year Ended March 31, 2015, Compared to Year Ended March 31, 2014

During the fiscal year ended March 31, 2015, we had sales of $229,807, compared to $209,953 for the fiscal year ended March 31, 2014, an increase of $19,854.  Cost of sales for the fiscal year ended March 31, 2015, was $60,334, compared to $63,183 for the previous fiscal year, a decrease of $2,849.  Cost of sales as a percentage of revenues decreased during the year ended March 31, 2015, due the reduction of additional costs incurred for contract work paid to third parties for their assistance, where in the current period some of this assistance was not needed.  In addition, during the year ended March 31, 2015, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the fiscal year ended March 31, 2015, were $148,763, compared to $205,520, during the fiscal year ended March 31, 2014, a decrease of $56,757.  The decrease in general and administrative expenses was directly related to a decrease in professional costs incurred in connection with the Company's public filings. During fiscal 2014, we incurred a significant decrease of professional fees in connection with our spin-off from our former parent.

We had other expenses, which primarily consisted of interest expense on the line of credit of $35,099 in fiscal 2015 and $24,029 in fiscal 2014 an increase of $11,070 primarily related to the increase in the balance of the line of credit.

Liquidity and Capital Resources

Current assets at March 31, 2015, included $186,466 in cash, for total current assets of $186,466, an increase of $51,846 from total current assets of $134,620 at March 31, 2014.

At March 31, 2015, we had a negative working capital of $113,115, as compared to negative working capital of $100,228 at March 31, 2014.

Capital Resources

During the fiscal year ended March 31, 2015, operating activities provided cash of $20,879, as compared to $38,447 in net cash used for the fiscal year ended March 31, 2014.  For the fiscal years ended March 31, 2015 and 2014, the net cash used by operating activities was mainly driven by our net loss.

During the fiscal year ended March 31, 2015, financing activities provided $54,810, as compared to $62,267 in cash provided for the fiscal year ended March 31, 2014.  Financing activities consisted of contributions of $13,517 from our former parent, Geo Point Utah, in the fiscal year ended March 31, 2014.  We also had $54,810 and $48,750 in proceeds from our line of credit in fiscal 2015 and 2014, respectively, the proceeds of which were used for operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2015 and 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

Geo Point Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheets of Geo Point Resources, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

Denver, Colorado

July 14, 2015

GEO POINT RESOURCES, INC.

BALANCE SHEETS

	March 31,	March 31,
	2015	2014
ASSETS
Current Assets
Cash	$ 186,466	$ 110,777
Accounts receivable, net of allowance for bad debt of $11,693 and $1,805, respectively	-	22,626
Prepaid expenses and other current assets	-	1,217
Total Current Assets	186,466	134,620
Furniture and equipment, net of accumulated depreciation of $59,531 and $58,031, respectively	1,095	2,595
Other assets	1,000	1,000
Total Assets	$ 188,561	$ 138,215

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 126,023	$ 116,098
Revolving line of credit	173,560	118,750
Total Current Liabilities	299,583	234,848
Commitments and contingencies
Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(444,219)	(429,830)
Total Shareholders' Deficit	(111,022)	(96,633)
Total Liabilities and Shareholders' Deficit	$ 188,561	$ 138,215

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2015	2014

Sales (Note 7)	$ 229,807	$ 209,953

Operating Expenses
Cost of sales	60,334	63,183
General and administrative	148,763	205,520
Total Operating Expenses	209,097	268,703
Operating Income (Loss)	20,710	(58,750)
Interest expense	(35,099)	(24,029)
Income loss before provision for income taxes	(14,389)	(82,779)
Provision for income taxes	-	-
Net loss	$ (14,389)	$ (82,779)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.08)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2013	1,002,204	$ 1,002	$ 318,678	$ (347,051)	$ (27,371)

Capital contributed by former parent company	-	-	13,517	-	13,517
Net loss	-	-	-	(82,779)	(82,779)

Balance at March 31, 2014	1,002,204	1,002	332,195	(429,830)	(96,633)

Net loss	-	-	-	(14,389)	(14,389)

Balance at March 31, 2015	1,002,204	$ 1,002	$ 332,195	$ (444,219)	$ (111,022)

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$ (14,389)	$ (82,779)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,500	3,589
Bad debt expense	9,887	-
Changes in assets and liabilities:
Accounts receivable	12,739	(13,101)
Prepaid expenses and other current assets	1,217	2,195
Accounts payable and accrued liabilities	9,925	51,649
Net Cash Provided by (Used in) Operating Activities	20,879	(38,447)
Cash Flows from Financing Activities:
Capital contributions from former parent	-	13,517
Net change on line of credit	54,810	48,750
Cash Flows Provided by Financing Activities:	54,810	62,267

Net Change in Cash	75,689	23,820
Cash at Beginning of Year	110,777	86,957
Cash at End of Year	$ 186,466	$ 110,777

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

As of March 31, 2015, and 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, prepaids, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2015 and 2014, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the fiscal year ended March 31, 2015, services provided to three customers accounted for 40.7%, 36.3% and 18.1% of total revenues.  One of these customers, which represented 40.7%, is a related party. See Note 7 for additional information. During the fiscal year ended March 31, 2014, services provided to two customers accounted for 48.9% and 31.8% of total revenues.  As of March 31, 2014, three customers accounted for 38.4%, 26.6% and 25.6% of the accounts receivable balance.    Management believes the loss of these customers would have a material impact on the Company.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2015 and 2014, impairments are not present.

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

See Note 7 for revenue transactions with a related party.

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2015 and 2014.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2015 and 2014, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014

Computers and equipment	$ 37,736	$ 37,736
Vehicles	22,890	22,890
Total	60,626	60,626
Less: accumulated depreciation	(59,531)	(58,031)
Net Value	$ 1,095	$ 2,595

Depreciation expense for the years ended March 31, 2015, and 2014, was $1,500 and $3,589, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of March 31, 2015, the revolving line of credit had a principal and an accrued interest balance of $173,560 and $62,624, respectively.  As of March 31, 2014, the revolving line of credit had a principal and an accrued interest balance of $118,750 and $27,525, respectively.

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

Capital Contributed by the Former Parent

During the year ended March 31, 2014, Geo Point Utah contributed $13,517 to the Company for use in operations. The contributions do not require repayment and thus are reflected as additional paid in capital. No further contributions are expected.

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

NOTE 7 - RELATED PARTY TRANSACTION

During the year ended March 31, 2015, the Company recorded revenues of $93,336 for services performed for an entity partially owned by the Company’s Chief Executive Officer. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

NOTE 8 - INCOME TAXES

For the years ended March 31, 2015, and 2014, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $97,000 and $83,000 at March 31, 2015 and 2014, respectively, and will expire beginning in the year 2034. The primary difference between the Company’s statutory and effective tax rate relates to a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2015, and 2014 consisted of tax effected net operating losses of $33,037 and $28,145, respectively. During the years ended March 31, 2015, and 2014, the valuation allowance increased by $4,892 and $28,145, respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2014 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2014 through 2015 and currently does not have any ongoing tax examinations.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2015, our internal controls over financial reporting were effective.

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

None.

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

Background and Business Experience

William C. Lachmar.  Mr. Lachmar served as the Manager of the Environmental and Engineering Divisions of Geo Point Utah from its inception in 1997; and served as its President and a director from its change from a business conducted by him as a “DBA” to a corporation in 2002, to his respective resignations from these positions on October 28, 2010, and March 29, 2010.  He also served as its CEO, CFO and Secretary from May 9, 2006, until his resignations on March 29, 2010 (as CEO and CFO) and August 14, 2007 (Secretary).  Mr. Lachmar’s duties as the Manager of the Environmental and Engineering Divisions’ day to day operations were all inclusive, and included customer relations, negotiation of contracts and prices of services, performance or overseeing the projects undertaken from beginning to completion, assurance of compliance with applicable laws, rules and regulations and the preparation of required reports, among other services.  Mr. Lachmar is a Licensed Professional Geologist, registered in both California and Texas, and is a member of the American Association of Petroleum Geologists; the Association of Ground Water Scientists and Engineers; the Society of Environmental Geoscientists; and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.  Mr. Lachmar is 59 years of age.

Jeffrey R. Brimhall.  Mr. Brimhall currently serves as our Secretary.  He served as the CFO of Geo Point Utah from March 29, 2010, until December 14, 2010.  Mr. Brimhall is currently employed as a the Controller for Inflection Energy LLC and manages all accounting functions at the company.  From December 2009 to January 2015 Mr. Brimhall served as Financial Reporting and Accounting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, CO.  In that capacity, Mr. Brimhall was responsible for reviewing financial statements and performing variance analysis to present to management and the Board of Directors. He also assisted in the preparation of Resolute Energy’s periodic reports to the SEC that are filed under the Exchange Act.  Mr. Brimhall has been with Resolute Energy since December, 2009.  From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado.  While with Hein & Associates, he served as both a Senior Auditor and an Audit Supervisor.  In those capacities, he was responsible for multiple audit engagements, reviewing financial statements and Exchange Act periodic reports filed with the SEC and researching technical accounting issues.  From August 2005, to June 2007, Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona.  As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelor’s of Science degree from Brigham Young University in 2005.  Mr. Brimhall received licensure as a Certified Public Accountant in 2008.  Mr. Brimhall is 34 years of age.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  These filings were due 10 days following the filing of our Form 8-A Registration Statement, which was filed with the SEC on February 24, 2014.  Based solely upon our review of the forms filed during the fiscal year ended March 31, 2015, and to the date of this Annual Report, no Section 16(a) filings have been filed and will be filed directly.

Promoters and control person.

William C. Lachmar founded the Environmental and Engineering Divisions’ business in 1997, conducting the business personally as a “DBA,” until its incorporation in 2002.  There are no other persons who may be deemed to be or have been our promoters or founders of our Company.

Code of Ethics

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  See Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2015, and 2014 (assumes the spin-off of us from Geo Point Utah during the applicable periods), and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, Manager	3/31/15 3/31/14	$30,000 $30,000	0 0	0 0	0 0	0 0	0 0	$4,296 $3,598	$34,296 $33,598
Jeffrey R. Brimhall, Secretary	3/31/15 3/31/14	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

*  Until the effective date of our spin-off from Geo Point Utah, all of this compensation was paid by Geo Point Utah. This compensation covers the two fiscal years ended March 31, 2015, and 2014.  Mr. Lachmar has served as our President and Treasurer since June 13, 2012; however, his compensation was paid as the Manager of the Environmental and Engineering Divisions of Geo Point Utah until that date, and since that date, for Geo Point Resources.

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2015, and 2014.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Petroleum Group Services Limited	333,334 shares	33.26%

Security Ownership of Management

The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	William C. Lachmar	0	0%
Common Stock	Jeffrey R. Brimhall	0	0%

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

Changes in Control

With the exception of the spin-off, there has been no change in our control during the past two fiscal years.  See the heading “Introduction” of Part I, Item 1, above.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2015 and 2014:

Fee Category	2015	2014
Audit Fees	$22,960	$37,035
Audit-related Fees	$0	$0
Tax Fees	$0	$2,362
All Other Fees	$0	$0
Total Fees	$22,960	$37,397

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2015 and 2014, contained in Part II, Item 8, which are incorporated herein by this reference.

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

Exhibit Number	Description
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

Annual Report on Form 10K for the fiscal year ended March 31, 2014 3.1 Articles of Incorporation 3.2 Bylaws 14 Code of Ethics	Part I, Item 1 Part III, Item 10

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

GEO POINT RESOURCES, INC.

Date:	July 14, 2015	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	July 14, 2015	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director