Form 10-Q
period 2015-06-30
Geo Point Resources, Inc.
filed 2015-08-19
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 13, 2015 – 1,002,204 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of June 30, 2015 and March 31, 2015	F-2

Statements of Operations for the Three Ended June 30, 2015 and 2014	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2015 and 2014	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2015	2015

ASSETS
Current Assets
Cash	$ 182,932	$ 186,466
Accounts receivable, net of allowance for bad debt
of $11,693 and $11,693, respectively	-	-
Total Current Assets	182,932	186,466
Furniture and equipment, net of accumulated depreciation of $59,781 and
$59,531, respectively	3,100	1,095
Other assets	1,000	1,000
Total Assets	$ 187,032	$ 188,561

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 132,607	$ 126,023
Revolving line of credit	188,560	173,560
Total Current Liabilities	321,167	299,583

Shareholders’ Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(467,332)	(444,219)
Total Shareholders’ Deficit	(134,135)	(111,022)
Total Liabilities and Shareholders’ Deficit	$ 187,032	$ 188,561

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Sales (Note 7)	$ 26,465	$ 37,071

Operating Expenses
Cost of sales	5,511	7,808
General and administrative	33,230	36,555
Total Operating Expenses	38,741	44,363
Operating Loss	(12,276)	(7,292)
Interest expense	(10,837)	(6,174)
Income loss before provision for income taxes	(23,113)	(13,466)
Provision for income taxes	-	-
Net loss	$ (23,113)	$ (13,466)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASHFLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$ (23,113)	$ (13,466)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	250	500
Bad debt expense	-	500
Changes in assets and liabilities:
Accounts receivable	-	4,338
Prepaid expenses and other current assets	-	117
Accounts payable and accrued liabilities	6,584	(13,313)
Net Cash Provided by (Used in) Operating Activities	(16,279)	(21,324)
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,255)	-
Net Cash Used in Investing Activities	(2,255)	-
Cash Flows from Financing Activities:
Net change on line of credit	15,000	23,810
Cash Flows Provided by Financing Activities:	15,000	23,810

Net Change in Cash	(3,534)	2,486
Cash at Beginning of Year	186,466	110,777
Cash at End of Year	$ 182,932	$ 113,263

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, an accumulated deficit, and a revolving line of credit from a third party in order to fund its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of June 30, 2015, and the statements of operations and cash flows for the three months ended June 30, 2015 and 2014, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three month periods are unaudited.  The results of the three months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending March 31, 2016, any other interim period, or any other future year.

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

As of June 30, 2015 and March 31, 2015, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2015 and March 31, 2015, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the three months ended June 30, 2015, services provided to two customers accounted for 100% of total revenues. During the three months ended June 30, 2014, services provided to two customers accounted for 50.7% and 37.2% of total revenues.  One of these customers is considered a related party. Management believes the loss of these customers would have a material impact on the Company.

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

See Note 5 for revenue transactions with a related party.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2015 and 2014, the Company did not have any dilutive securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Computers and equipment	$ 39,991	$ 37,736
Vehicles	22,890	22,890
Total	62,881	60,626
Less: accumulated depreciation	(59,781)	(59,531)
Net Value	$ 3,100	$ 1,095

Depreciation expense for the three months ended June 30, 2015 and 2014, was $250 and $500, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company's S-1 registration statement. As of June 30, 2015, the revolving line of credit had a principal and an accrued interest balance of $188,560 and $73,461, respectively. As of March 31, 2015, the revolving line of credit had a principal and an accrued interest balance of $173,560 and $62,624, respectively.

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

We may also attempt to raise the capital necessary for research and development of our HI Technology.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.   No assurance can be given that any efforts respecting the HI Technology will prove to be successful. For additional information on our License Agreement respecting the Hi Technology, see the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1, of our 10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on July 14, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2015, Compared to the Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we had sales of $26,465, compared to $37,071 for the three months ended June 30, 2014, a decrease of $10,606.  Cost of sales for the three months ended June 30, 2015, was $5,511, compared to $7,808 for the three months ended June 30, 2015, a decrease of $2,297.  Cost of sales decreased during the three months ended June 30, 2015, due primarily to a decrease in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, in the previous period this assistance was not need.    In addition, during fiscal 2014 and 2015, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance.

General and administrative expenses during the three months ended June 30, 2015, were $33,230, compared to $36,555, during the three months ended June 30, 2014, an decrease of $3,325.  The decrease in general and administrative expenses during the three months ended June 30, 2015 was directly related to a small decrease in professional fees.

Liquidity

Current assets at June 30, 2015, included cash of $182,932.  At June 30, 2015, we had a negative working capital of $138,234, as compared a negative working capital of $113,117 at March 31, 2015.  The negative working capital at June 30, 2015, is a result of the historical net losses incurred by the Company as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the three months ended June 30, 2015, operating activities used cash of $16,279 compared to $21,324 net cash used in the three months ended June 30, 2014, a decrease of $5,045. The decrease was primary related to the current period net increase in accounts payable and accrued liabilities. We funded operations during the nine months ended June 30, 2015, primarily through operations, the use of cash on hand and proceeds from the line of credit.

During the three months ended June 30, 2015, we received cash from financing activities of $15,000 from proceeds on a line of credit as compared to $23,810 provided by the line of credit for the three months ended June 30, 2014.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2015.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by William C. Lachmar, President, CEO, Chief Financial Officer and Director.
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

10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on July 14, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GEO POINT RESOURCES, INC.

Date:	August 19, 2015	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller