Form 10-Q
period 2015-12-31
Geo Point Resources, Inc.
filed 2016-02-22
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 21, 2016 – 1,002,204 shares of common stock.

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

Item 1.  Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial position of the Registrant.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of December 31, 2015 and March 31, 2015	6

Statements of Operations for the Three and Nine months Ended December 31, 2015 and 2014	7

Statements of Cash Flows for the Three and Nine months Ended December 31, 2015 and 2014	8

Notes to the Financial Statements	9

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2015	2015

ASSETS
Current Assets
Cash	$ 39,929	$ 186,466
Accounts receivable, net of allowance for bad debt
of $11,693 and $11,693, respectively	-	-
Note receivable	75,000	-
Total Current Assets	114,929	186,466
Furniture and equipment, net of accumulated depreciation of $60,281 and
$59,531, respectively	2,825	1,095
Note receivable	100,000	-
Other assets	1,000	1,000
Total Assets	$ 218,754	$ 188,561

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 159,016	$ 126,023
Revolving line of credit	214,160	173,560
Total Current Liabilities	373,176	299,583

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(487,619)	(444,219)
Total Shareholders’ Deficit	(154,422)	(111,022)
Total Liabilities and Shareholders’ Deficit	$ 218,754	$ 188,561

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales
Sales	$ 15,668	$ 29,734	$ 71,087	$ 80,804
Related party (Note 5)	62,304	46,056	62,304	93,336
Total Sales	77,972	75,790	133,391	174,140

Operating Expenses
Cost of sales	17,091	20,822	29,702	52,667
General and administrative	40,981	39,182	111,323	119,124
Total Operating Expenses	58,072	60,004	141,025	171,791
Operating Income (Loss)	19,900	15,786	(7,634)	2,349
Interest expense	(12,615)	(9,955)	(35,766)	(25,361)
Income (loss) before provision for income taxes	7,285	5,831	(43,400)	(23,012)
Provision for income taxes	-	-	-	-
Net income (loss)	$ 7,285	$ 5,831	$ (43,400)	$(23,012)

Basic and Diluted Loss per Share	$ 0.01	$ 0.01	$ (0.04)	$ (0.02)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$ (43,400)	$ (23,012)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	775	1,500
Bad debt expense	-	500
Changes in assets and liabilities:
Accounts receivable	-	12,738
Prepaid expenses and other current assets	-	117
Accounts payable and accrued liabilities	32,993	13,083
Net Cash Provided by (Used in) Operating Activities	(9,632)	4,926
Cash Flows from Investing Activities:
Loans to third parties	(175,000)	-
Purchase of property and equipment	(2,505)	-
Net Cash Used in Investing Activities	(177,505)	-
Cash Flows from Financing Activities:
Net change on line of credit	40,600	45,810
Cash Flows Provided by Financing Activities:	40,600	45,810

Net Change in Cash	(146,537)	50,736
Cash at Beginning of Year	186,466	110,777
Cash at End of Year	$ 39,929	$ 161,513

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of December 31, 2015, and the statements of operations and cash flows for the nine months ended December 31, 2015 and 2014, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited.  The results of the three and nine months ended December 31, 2015, are not necessarily indicative of the results to be expected for the year ending March 31, 2016, any other interim period, or any other future year.

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

As of December 31, 2015 and March 31, 2015, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2015 and March 31, 2015, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2015, services provided to two customers accounted for 46.7% (a related party) and 38.5% of total revenues.  During the nine months ended December 31, 2014, services provided to two customers accounted for 49.9% and 37.0% of total revenues.  One of these customers is considered a related party (see Note 5). Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2015 and 2014, the Company did not have any dilutive securities.

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party which is a potential client of the Company.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan is intended to be a short term bridge loan used for working capital for the third party.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Computers and equipment	$ 40,216	$ 37,736
Vehicles	22,890	22,890
Total	63,106	60,626
Less: accumulated depreciation	(60,281)	(59,531)
Net Value	$ 2,825	$ 1,095

Depreciation expense for the nine months ended December 31, 2015 and 2014, was $775 and $1,500, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a non-related third party.  Under the terms of the agreement, the outstanding principal incurs interest at 24% per annum with principal and interest and was due nine months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and is currently in default; however, no demands for repayment have been made.  Proceeds from the revolving line of credit were used for operations and professional fees in connection with filing the Company’s S-1 Registration Statement. As of December 31, 2015, the revolving line of credit had a principal and an accrued interest balance of $214,160 and $98,390, respectively. As of March 31, 2015, the revolving line of credit had a principal and an accrued interest balance of $173,560 and $62,624, respectively.

NOTE 5 – RELATED PARTY TRANSACTION

During the nine months ended December 31, 2015 and 2014, the Company recorded revenues of $62,304 and $93,336, respectively, for services performed for an entity partially owned by the Company’s Chief Executive Officer. The Company performs engineering services for the related entity and bills based upon time and expenses incurred. The Company’s management maintains that the fees charged are similar to those in which would be obtained from third parties.

NOTE 6 – SUBSEQUENT EVENTS

There are no subsequent events through the date of this filing in which require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature.  Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment of United States or foreign laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.  For additional forward-looking statement information, see the heading “Forward-Looking Statements” at the forepart of this Quarterly Report on page 3.

Our future results and stockholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change.

References to “we,” “our” or “us” and words of similar import under this heading also refer to “Geo Point Nevada,” unless the context implies otherwise.

Plan of Operation

We anticipate continuing our current business operations comprising the Engineering and Environmental Divisions’ operations formerly conducted by our former parent, Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and we believe with the resurgence on the U.S. Economy and the real estate market in general, that our efforts during fiscal 2016 should result in modest increases in revenues.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2015, Compared to the Three Months Ended December 31, 2014

During the three months ended December 31, 2015, we had sales of $77,972, compared to $75,790 for the three months ended December 31, 2014, an increase of $2,182.  Cost of sales for the three months ended December 31, 2015, was $17,091, compared to $20,822 for the three months ended December 31, 2014, a decrease of $3,731. The gross profit percentage remained fairly consistent during the current year due to continued costs incurred for contract work paid to third parties for their assistance. Additionally, during the three months ended December 31, 2015 and 2014, we recorded revenues from related parties of $62,304 and $46,056.  In addition, during fiscal 2014 and 2015, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than many of our competitors will continues to result in a greater level of bid acceptance for our services.

General and administrative expenses during the three months ended December 31, 2015, were $40,981, compared to $39,182, during the three months ended December 31, 2014, an increase of $1,799.  The increase in general and administrative expenses during the three months ended December 31, 2015, was directly related to a small increase in professional fees.

Nine months Ended December 31, 2015, Compared to the Nine months Ended December 31, 2014

During the nine months ended December 31, 2015, we had sales of $133,391, compared to $174,140 for the nine months ended December 31, 2014, a decrease of $40,749.  Cost of sales for the nine months ended December 31, 2015, was $29,702, compared to $52,667 for the nine months ended December 31, 2014, a decrease of $22,965.  Cost of sales decreased during the nine months ended December 31, 2015, due primarily to a decrease in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, where in the previous period this assistance was not needed.  Additionally, during the nine months ended December 31, 2015 and 2014, we recorded revenues from related parties of $62,304 and $93,336, respectively.  In addition, during fiscal 2014 and 2015, we have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believe our ability to provide our services at a lower cost than many of our competitors will continues to result in a greater level of bid acceptance for our services.

General and administrative expenses during the nine months ended December 31, 2015, were $111,323, compared to $119,124, during the nine months ended December 31, 2014, a decrease of $7,801.  The decrease in general and administrative expenses during the nine months ended December 31, 2015, was directly related to a small decrease in professional fees.

Liquidity

Current assets at December 31, 2015, included cash of $39,929.  At December 31, 2015, we had a negative working capital of $258,246, as compared a negative working capital of $113,117 at March 31, 2015.  The negative working capital at December 31, 2015, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs. In addition, we loaned $100,000 to a third party for which the terms are in excess of one year, making the note receivable long term.

Capital Resources

During the nine months ended December 31, 2015, operating activities used cash of $9,632 compared to $4,926 net cash provided by during the nine months ended December 31, 2014, a decrease of $14,558. The decrease was primary related to the current period net increase in accounts payable and accrued liabilities offset by the increase in our loss. We funded operations during the nine months ended December 31, 2015, primarily through operations, the use of cash on hand and proceeds from the line of credit.

During the nine months ended December 31, 2015, we used cash in financing activities of $177,505, primarily due to loans of $75,000 and $100,000 to third parties. These loans were used to assist one of the third parties on a construction project and the other third party for operations.

During the nine months ended December 31, 2015, we received cash from financing activities of $40,600 from proceeds on a line of credit as compared to $45,810 provided by the line of credit for the nine months ended December 31, 2014.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2015.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

*10-K Annual Report for the fiscal year ended March 31, 2015, which was filed with the SEC on July 14, 2015.

*Prospectus filed with the SEC on January 8, 2013.

*  Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Geo Point Resources, Inc.

Date:	February 22, 2016	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller