Form 10-K
period 2016-03-31
Geo Point Resources, Inc.
filed 2016-07-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $401,322 based on 668,870 shares being held by non-affiliates as of September 30, 2015, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.60.  These shares are being valued at the closing price on November 5, 2015, which is the closest closing sale price available.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 11, 2016, the Registrant had 1,002,204 shares of common stock outstanding.

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

ITEM 1.  BUSINESS

Business Development

On February 24, 2015, we filed a Form 8-A Registration Statement with the SEC, and we are now required to file reports under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and our directors, officers, 10% and 5% shareholders are required to file beneficial ownership reports with the SEC on applicable Forms.

Introduction

On June 13, 2012, we were formed as a wholly-owned subsidiary of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and into which Geo Point Utah simultaneously authorized the conveyance of the segment of its business comprising all of its Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption by us of all related liabilities and the indemnification of Geo Point Utah by us from any liabilities relating to these assets and operations.  Also on June 13, 2012, the Board of Directors of Geo Point Utah approved a stock dividend that resulted in a spin-off of all of our shares of common stock to the Geo Point Utah stockholders, pro rata, on a one share for one share basis, on the record date (the “Spin-Off”).  The Spin-Off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.  On the effective date of the Spin-Off, there were approximately 1,002,167 outstanding shares of our common stock.  For additional information about the Spin-Off, see our Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013; and our 8-K Current Report dated April 22, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Utah at its inception and were commenced as a “DBA” in 1997, by Geo Point Utah’s founder, William C. Lachmar, our President and sole director, in the State of California, where these business operations are presently conducted by us.

Business

Our business is primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services are engaged, we contract with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project is small and can be handled by our smaller drilling equipment, this service is not contracted out.  Once the soil sample is obtained, it is submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar, our President, who is a Licensed Professional Geologist in Texas and California, prepares a written report that is sanctioned by the particular laboratory that conducted the analysis. Mr. Lachmar’s licensing as a “Professional Geologist” is a requirement to prepare any such report.  If an REC is identified to exist, then we will provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination.  Acceptable levels are further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern include those that are inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services are basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC is found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assess the environmental impact of any hazardous materials found and prepare the requested report.

We have provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and fuel dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  Other engineering services provided are for soil dewatering for underground structure installations and small demolition and construction work.  These “utility landing” services comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.  The other engineering services are for gasoline service stations where updated monitoring equipment must be installed or the monitoring equipment shows an error code that needs to be corrected before the gas station can begin to pump gas again; or where more crash posts must be installed around a propane tank, other fuel or similar dispenser island or a like setting.  Other engineering services are to plan and construct dewatering systems for the install of subsurface structures such as underground parking lots, underground storage tanks, etc. that are placed within a shallow groundwater zone and must be dewatered prior to construction, and “closure” of underground water treatment systems where a manufacturing plant has underground processed water systems that treat their production waste water streams prior to discharge to the common sewer system.  Light construction work consists of tenant improvement build-outs and small American Disabilities Act (ADA), compliance issues such as wheelchair access ramp construction, hand rail design and installation, parking area upgrades and other related matters.

In addition to these business operations,  we have been attempting to fund additional research of the HI Technology (as defined below), without success to date.

Principal Products or Services and their Markets

Our services generally include:

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

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2016, services provided to two customers accounted for 42.8% and 42.0% of total revenues.  One of these customers, which represented 42.0%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below).  During the fiscal year ended March 31, 2015, services provided to three customers accounted for 40.7%, 36.3% and 18.1%. One of these customers, which represented 40.7%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below). Management believes the loss of these customers would have a material adverse impact on the Company.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2016, and 2015.  We intend to use our proprietary HI Technology, if we are successful in its further development and commercialization, to become a competitor in the oil and gas exploration services industry.

Following such research and development, as we enter the commercialization stage of the HI Technology development, we must acquire projects and business opportunities that build the credibility of the HI Technology and develop our ability to deliver quality oil and gas exploration prospect areas.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.  The professional we had intended to utilize for our research and development of this technology has been and continues to be seriously ill.  We are attempting to find another person whom we believe has the qualifications necessary to assist in the research and development of this technology; however, with funding constraints, it is not anticipated that this research and development will begin in the near future.  These plans have been in place for the past three fiscal years, and we have not make any progress by reason of our inability to raise the capital necessary for our development of this technology.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2016 and 2015.

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

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-344-3734.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about April 8, 2013, our shares of common stock began being quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”); our current trading symbol is “GCNG,” which was effective on June 19, 2013.  No assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities”  or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Since shares issued to our stockholders in the Spin-Off from Geo Point Utah were registered with the SEC, they are not considered to be “restricted securities” under SEC Rule 144; therefore, all of our shares of common stock may be publicly traded under Rule 144, subject to the resale limitations outlined below under the heading “Rule 144” respecting “affiliates.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2016, and 2015.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2015
April 1 through June 30, 2015	1.00	.55
July 1 through September 30, 2015	.60	.55
October 1 through December 31, 2015	.60	.60
January 1 through March 31, 2016	.60	.60
March 31, 2016
April 1 through June 30, 2015	.60	.60
July 1 through September 30, 2015	.60	.60
October 1 through December 31, 2015	.60	.60
January 1 through March 31, 2016	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fiscal years ended March 31, 2016 or 2015.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2016, or 2015, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2016 or 2015.

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

We may also attempt to raise the capital necessary for research and development of our HI Technology.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas, though we have been unsuccessful in this respect for the past three fiscal years  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.   No assurance can be given that any efforts respecting the HI Technology will prove to be successful.  For additional information on our License Agreement respecting the Hi Technology, see the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1, above.

Results of Operations

Year Ended March 31, 2016, Compared to Year Ended March 31, 2015

During the fiscal year ended March 31, 2016, we had sales of $148,222, compared to $229,807 for the fiscal year ended March 31, 2015, a decrease of $81,585.  Cost of sales for the fiscal year ended March 31, 2016, was $33,793, compared to $60,334 for the previous fiscal year, a decrease of $26,541.  In addition, during the year ended March 31, 2016, we have seen a decrease in the need for our services due to significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believed our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance. However, our competitors continue to lower the prices for their services as well.

General and administrative expenses during the fiscal year ended March 31, 2016, were $138,166, compared to $148,763, during the fiscal year ended March 31, 2015, a decrease of $10,597.  The decrease in general and administrative expenses was directly related to a decrease in professional costs incurred in connection with the Company's public filings.

We had other expenses, which primarily consisted of interest expense on the line of credit of $48,854 in fiscal 2016 and $35,099 in fiscal 2015, an increase of $13,755, primarily related to the increase in the balance of the line of credit.

Liquidity and Capital Resources

Current assets at March 31, 2016, included $32,336 in cash and a note receivable of $75,000, for total current assets of $107,366, a decrease of $79,100 from total current assets of $186,466 at March 31, 2015.

At March 31, 2016, we had a negative working capital of $288,688, as compared to negative working capital of $113,117 at March 31, 2015.

Capital Resources

During the fiscal year ended March 31, 2016, operating activities used cash of $23,720, as compared to $20,879 in net cash provided by for the fiscal year ended March 31, 2015.  For the fiscal year ended March 31, 2016, the net cash used by operating activities was mainly driven by our net loss.

During the fiscal year ended March 31, 2016, investing activities used cash of $178,980, as compared to $0 in cash provided for the fiscal year ended March 31, 2015.   Investing activities consisted $175,000 in loans to third parties.

During the fiscal year ended March 31, 2016, financing activities provided cash of $48,600, as compared to $54,810 in cash provided for the fiscal year ended March 31, 2015.  Financing activities consisted of $48,600 and $54,810 in proceeds from our line of credit in fiscal 2016 and 2015, respectively, the proceeds of which were used for operations.

We intend to fund future operations for the next 12 months through cash flows generated from operations, current cash on hand and the proceeds from the line of credit.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing. These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for a period in excess of one year from the date of our most recent balance sheet.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2016 and 2015.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

Geo Point Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheets of Geo Point Resources, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

Lakewood, Colorado

July 14, 2016

GEO POINT RESOURCES, INC.

BALANCE SHEETS

	March 31,	March 31,
	2016	2015

ASSETS
Current Assets
Cash	$ 32,366	$ 186,466
Accounts receivable, net of allowance for bad debt
of $11,693 and $11,693, respectively	-	-
Note receivable	75,000	-
Total Current Assets	107,366	186,466
Furniture and equipment, net of accumulated depreciation of $60,531 and $59,531, respectively	4,075	1,095
Note receivable	100,000	-
Other assets	1,000	1,000
Total Assets	$ 212,441	$ 188,561

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 173,894	$ 126,023
Revolving line of credit	222,160	173,560
Total Current Liabilities	396,054	299,583

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(516,810)	(444,219)
Total Shareholders' Deficit	(183,613)	(111,022)
Total Liabilities and Shareholders' Deficit	$ 212,441	$ 188,561

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2016	2015

Sales:
Sales	$ 85,918	$ 136,471
Sales - related party (Note 7)	62,304	93,336
Total Sales	148,222	229,807

Operating Expenses
Cost of sales	33,793	60,334
General and administrative	138,166	148,763
Total Operating Expenses	171,959	209,097
Operating Income (Loss)	(23,737)	20,710
Interest expense	(48,854)	(35,099)
Loss before provision for income taxes	(72,591)	(14,389)
Provision for income taxes	-	-
Net loss	$ (72,591)	$ (14,389)

Basic and Diluted Loss per Share	$ (0.07)	$ (0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2014	1,002,204	$ 1,002	$ 332,195	$ (429,830)	$ (96,633)

Net loss	-	-	-	(14,389)	(14,389)

Balance at March 31, 2015	1,002,204	1,002	332,195	(444,219)	(111,022)

Net loss	-	-	-	(72,591)	(72,591)

Balance at March 31, 2015	1,002,204	$ 1,002	$ 332,195	$ (516,810)	$ (183,613)

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$ (72,591)	$ (14,389)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,000	1,500
Bad debt expense	-	9,887
Changes in assets and liabilities:
Accounts receivable	-	12,739
Prepaid expenses and other current assets	-	1,217
Accounts payable and accrued liabilities	47,871	9,925
Net Cash Provided by (Used in) Operating Activities	(23,720)	20,879
Cash Flows from Investing Activities:
Loans to third parties	(175,000)	-
Purchase of property and equipment	(3,980)	-
Net Cash Used in Investing Activities	(178,980)	-
Cash Flows from Financing Activities:
Net change on line of credit	48,600	54,810
Cash Flows Provided by Financing Activities:	48,600	54,810

Net Change in Cash	(154,100)	75,689
Cash at Beginning of Year	186,466	110,777
Cash at End of Year	$ 32,366	$ 186,466

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc. (“Geo Point Utah”) approved a stock dividend that resulted in a Spin-Off of Geo Point Resources, Inc. (the “Company”) common stock to the Geo Point Utah stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Geo Point Utah. The Company was incorporated on June 13, 2012, comprising all of Geo Point Utah’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off had a “Record Date” of January 17, 2013; an ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.

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

As of March 31, 2016, and 2015, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, prepaids, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2016 and 2015, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the fiscal year ended March 31, 2016, services provided to two customers accounted for 42.8% and 42.0% of total revenues.  One of these customers, which represented 42.0%, is a related party. See Note 7 for additional information. During the fiscal year ended March 31, 2015, services provided to two customers accounted for 40.7%, 36.3% and 18.1% of total revenues.  One of these customers, which represented 40.7%, is a related party. See Note 7 for additional information.  Management believes the loss of these customers would have a material impact on the Company.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2016 and 2015, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2016 and 2015, impairments are not present.

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

Cost of Sales

Included within cost of sales are materials and costs of services directly related to revenues generated.

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2016 and 2015.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2016 and 2015, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. The adoption did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The guidance is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the effect this guidance will have on its financial statements and related disclosures.

The Financial Accounting Standards Board issues Accounting Standard Updates to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan is intended to be a short term bridge loan used for working capital for the third party.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015

Computers and equipment	$41,716	$ 37,736
Vehicles	22,890	22,890
Total	64,606	60,626
Less: accumulated depreciation	(60,531)	(59,531)
Net Value	$ 4,075	$ 1,095

Depreciation expense for the years ended March 31, 2016, and 2015, was $1,000 and $1,500, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations. As of March 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $222,160 and $111,478, respectively.  As of March 31, 2015, the revolving line of credit had a principal and an accrued interest balance of $173,560 and $62,624, respectively.

NOTE 5 – SHAREHOLDERS’ DEFICIT

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In November 2013, the Company was notified from a group insurance policy that projects in which the Company previously provided services to was in litigation due to defects within the projects. The group policy claimed that the Company owed $75,000 in deductibles in connection with this litigation.  The Company maintained that they were not involved with the areas in which the suit is being bought, and did not op for the group insurance and thus are not liable for any of the deductible amounts. However, in March 2015, the Company agreed to settle the claim for $5,000, in which was paid immediately and included within general and administrative expenses on the accompanying statement of operations for the year ended March 31, 2015.

NOTE 7 - RELATED PARTY TRANSACTION

During the years ended March 31, 2016 and 2015, the Company recorded revenues of $62,304 and $93,336 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

NOTE 8 - INCOME TAXES

For the years ended March 31, 2016, and 2015, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $170,000 and $97,000 at March 31, 2016 and 2015, respectively, and will expire beginning in the year 2034. The primary difference between the Company’s statutory and effective tax rate relates to a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2016, and 2015 consisted of tax effected net operating losses of $57,718 and $33,037, respectively. During the years ended March 31, 2016, and 2015, the valuation allowance increased by $24,681 and $4,892, respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2016 through 2013 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2016 through 2013 and currently does not have any ongoing tax examinations.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2016, our internal controls over financial reporting were effective.

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

Background and Business Experience

William C. Lachmar.  Mr. Lachmar served as the Manager of the Environmental and Engineering Divisions of Geo Point Utah from its inception in 1997; and served as its President and a director from its change from a business conducted by him as a “DBA” to a corporation in 2002, to his respective resignations from these positions on October 28, 2010, and March 29, 2010.  He also served as its CEO, CFO and Secretary from May 9, 2006, until his resignations on March 29, 2010 (as CEO and CFO) and August 14, 2007 (Secretary).  Mr. Lachmar’s duties as the Manager of the Environmental and Engineering Divisions’ day to day operations were all inclusive, and included customer relations, negotiation of contracts and prices of services, performance or overseeing the projects undertaken from beginning to completion, assurance of compliance with applicable laws, rules and regulations and the preparation of required reports, among other services.  Mr. Lachmar is a Licensed Professional Geologist, registered in both California and Texas, and is a member of the American Association of Petroleum Geologists; the Association of Ground Water Scientists and Engineers; the Society of Environmental Geoscientists; and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.  Mr. Lachmar is 60 years of age.

Jeffrey R. Brimhall.  Mr Brimhall currently serves as our Secretary and is currently employed as Controller of Raisa Energy LLC and manages all accounting functions. Previously, Mr. Brimhall worked as the Financial Reporting and Accounting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall was responsible for preparing financial statements and performing financial analysis to present to management and the board of directors. He also managed the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall started with Resolute Energy in December 2009. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as an Audit Supervisor specializing in the oil and gas industry. In that capacity, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Mr Brimhall is 35 years of age.

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

Family Relationships.

There are no family relationships between any of our directors and executive officers.

Directorships Held in Other Reporting Companies

William C. Lachmar served on the Board of Directors of Geo Point Utah from its inception as a corporation in 2002 until March 29, 2010.  Geo Point Utah became a “reporting issuer” under the Exchange Act in 2008.

Jeffrey R. Brimhall has served as a director of Geo Point Utah since March 29, 2010; and has served on the Board of Directors of Caspian Services, Inc., a “reporting issuer” under the Exchange Act, since 2010. Mr. Brimhall resigned from Caspian Services, Inc.'s Board of Directors on April 4, 2016.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  These filings were due 10 days following the filing of our Form 8-A Registration Statement, which was filed with the SEC on February 24, 2015.  There have been no changes in beneficial ownership of shares of common stock of the Company since our directors and executive officers filed their Form 3’s in July, 2015; however, our principal shareholder has failed to file the required Form 3 or Schedule 13D as may be applicable.  Management intends to use its best efforts to have these filings made at the earliest possible date.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the  last two fiscal years ended March 31, 2016, and 2015, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, Manager	3/31/16 3/31/15	$30,000 $30,000	0 0	0 0	0 0	0 0	0 0	$4,800 $4,296	$34,800 $34,296
Jeffrey R. Brimhall, Secretary	3/31/16 3/31/15	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2016, and 2015.

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

Changes in Control

There has been no change in our control during the past two fiscal years.  However, see the heading “Introduction” of Part I, Item 1, above.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2016 and 2015:

Fee Category	2016	2015
Audit Fees	$22,960	$22,960
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$22,960	$22,960

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2016 and 2015, contained in Part II, Item 8, which are incorporated herein by this reference.

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

Exhibit Number	Description
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

Annual Report on Form 10K for the fiscal year ended March 31, 2015 3.1 Articles of Incorporation 3.2 Bylaws 14 Code of Ethics	Part I, Item 1 Part III, Item 10

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

GEO POINT RESOURCES, INC.

Date:	July 14, 2016	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	July 14, 2016	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	July 14, 2016	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary