Form 10-Q
period 2016-06-30
Geo Point Resources, Inc.
filed 2016-08-22
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 15, 2016 – 1,002,204 shares of common stock.

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

You should read any other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Quarterly Report completely, and it should be considered in light of all other information contained in the reports or registration statement that we file with the Securities and Exchange Commission (the “SEC”), including all risk factors outlined therein. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of June 30, 2016 and March 31, 2016	F-2

Statements of Operations for the Three Ended June 30, 2016 and 2015	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2016 and 2015	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2016	2016

ASSETS
Current Assets
Cash	$ 13,393	$ 32,366
Accounts receivable, net of allowance for bad debt
of $11,693 and $11,693, respectively	-	-
Note receivable	75,000	75,000
Total Current Assets	88,393	107,366
Furniture and equipment, net of accumulated depreciation of $60,781 and
$60,531, respectively	3,825	4,075
Note receivable	100,000	100,000
Other assets	1,000	1,000
Total Assets	$ 193,218	$ 212,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 184,480	$ 173,894
Revolving line of credit	234,160	222,160
Total Current Liabilities	418,640	396,054

Shareholders’ Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(558,619)	(516,810)
Total Shareholders’ Deficit	(225,422)	(183,613)
Total Liabilities and Shareholders’ Deficit	$ 193,218	$ 212,441

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

Sales	$ -	$ 26,465
Sales - Related Party (Note 6)	51,530	-
Total Sales	51,530	26,465

Operating Expenses
Cost of sales	17,669	5,511
General and administrative	62,209	33,230
Total Operating Expenses	79,878	38,741
Operating Loss	(28,348)	(12,276)
Interest expense	(13,461)	(10,837)
Loss before provision for income taxes	(41,809)	(23,113)
Provision for income taxes	-	-
Net loss	$ (41,809)	$ (23,113)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.02)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$ (41,809)	$ (23,113)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	250	250
Changes in assets and liabilities:
Accounts payable and accrued liabilities	10,586	6,584
Net Cash Used in Operating Activities	(30,973)	(16,279)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(2,255)
Net Cash Used in Investing Activities	-	(2,255)
Cash Flows from Financing Activities:
Net change on line of credit	12,000	15,000
Cash Flows Provided by Financing Activities:	12,000	15,000

Net Change in Cash	(18,973)	(3,534)
Cash at Beginning of Year	32,366	186,466
Cash at End of Year	$ 13,393	$ 182,932

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), approved a stock dividend that resulted in a spin-off (“Spin-Off”) of Geo Point Resources, Inc. (the “Company”) common stock to the Geo Point Utah stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Geo Point Utah. The Company was incorporated on June 13, 2012, comprising all of Geo Point Utah’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off had a “Record Date” of January 17, 2013; an ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of June 30, 2016, and the statements of operations and cash flows for the three months ended June 30, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three month periods are unaudited.  The results of the three months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending March 31, 2017, any other interim period, or any other future year.

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

As of June 30, 2016 and March 31, 2016, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2016 and March 31, 2016, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the three months ended June 30, 2016, services provided to one customer, a related party, accounted for 100% of total revenues.  During the three months ended June 30, 2015, services provided to two customers accounted for 100% of total revenues.  One of these customers is considered a related party, see Note 6. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2016 and 2015, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016
Computers and equipment	$ 41,716	$ 41,716
Vehicles	22,890	22,890
Total	64,606	64,606
Less: accumulated depreciation	(60,781)	(60,531)
Net Value	$ 3,825	$ 4,075

Depreciation expense for the three months ended June 30, 2016 and 2015, was $250 and $250, respectively.

NOTE 4 – LINE OF CREDIT

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default; however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations.  As of June 30, 2016, the revolving line of credit had a principal and an accrued interest balance of $234,160 and $124,939, respectively. As of March 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $222,160 and $111,478, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In November 2013, the Company was notified from a group insurance policy that projects in which the Company previously provided services to was in litigation due to defects within the projects. The group policy claimed that the Company owed $75,000 in deductibles in connection with this litigation.  The Company maintained that they were not involved with the areas in which the suit is being bought, and did not op for the group insurance and thus are not liable for any of the deductible amounts. However, in March 2015, the Company agreed to settle the claim for $5,000, in which was paid immediately and included within general and administrative expenses during the year ended March 31, 2015.

NOTE 6 - RELATED PARTY TRANSACTION

During the three months ended June 30, 2016 and 2015, the Company recorded revenues of $51,530 and $0 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015

During the three months ended June 30, 2016, we had sales of $51,530, compared to $26,465 for the three months ended June 30, 2015, an increase of $25,061.  Cost of sales for the three months ended June 30, 2016, was $17,669, compared to $5,511 for the three months ended June 30, 2015, an increase of $12,158.  Cost of sales increased during the three months ended June 30, 2016, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was not needed.  In addition, during fiscal 2016, 100% of our sales were generated from a related party entity whereby none were generated in the prior comparable period. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the three months ended June 30, 2016, were $62,209, compared to $33,230, during the three months ended June 30, 2015, an increase of $28,979.  The increase in general and administrative expenses during the three months ended June 30, 2016, was directly related to additional compensation of $15,000 paid to our Chief Executive Officer and the additional costs related to an additional administrative position.

Liquidity

Current assets at June 30, 2016, included cash of $13,393.  At June 30, 2016, we had a negative working capital of $330,246, as compared a negative working capital of $288,687 at March 31, 2016.  The negative working capital at June 30, 2016, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the three months ended June 30, 2016, operating activities used cash of $30,973 compared to $16,279 net cash used in the three months ended June 30, 2015, a decrease of $14,694. The increase was primary related to the current period net loss due to the additional compensation paid to our Chief Executive Officer. We funded operations during the three  months ended June 30, 2016, primarily through operations, the use of cash on hand and proceeds from a line of credit.

During the three months ended June 30, 2016, we received cash from financing activities of $12,000 from proceeds on a line of credit as compared to $15,000 provided by the line of credit for the three months ended June 30, 2015.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required; however, for potential risk factors that may still be applicable to the Company, see the Prospectus regarding our Spin-Off that was filed with the SEC on January 8, 2013.

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

*10-K Annual Report for the fiscal year ended March 31, 2016, which was filed with the SEC on July 14, 2016.

*Prospectus filed with the SEC on January 8, 2013.

*Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

GEO POINT RESOURCES, INC.

Date:	August 22, 2016	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller