Form 10-Q
period 2016-09-30
Geo Point Resources, Inc.
filed 2016-11-21
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 21, 2016 – 1,002,204 shares of common stock.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources,” the “Registrant,” the “Company,” “we,” “us,” “our” and words of similar import refer to Geo Point Resources, Inc., a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, among others:

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of September 30, 2016 and March 31, 2016	F-2

Statements of Operations for the Three and Six Month Ended September 30, 2016 and 2015	F-3

Statements of Cash Flows for the Six Months Ended September 30, 2016 and 2015	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2016	2016

ASSETS
Current Assets
Cash	$ 4,274	$ 32,366
Accounts receivable, net of allowance for bad debt of $11,693 and $11,693, respectively	513	-
Note receivable	75,000	75,000
Total Current Assets	79,787	107,366
Furniture and equipment, net of accumulated depreciation of $61,031 and $60,531, respectively	67,455	4,075
Note receivable	100,000	100,000
Other assets	1,000	1,000
Total Assets	$ 248,242	$ 212,441

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 218,343	$ 173,894
Revolving line of credit	252,760	222,160
Notes payable	40,000	-
Total Current Liabilities	511,103	396,054

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(596,058)	(516,810)
Total Shareholders' Deficit	(262,861)	(183,613)
Total Liabilities and Shareholders' Deficit	$ 248,242	$ 212,441

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$ 24,767	$ 28,954	$ 24,767	$ 55,419
Sales - Related Party (Note 6)	52,282	-	103,812	-
Total Sales	77,049	28,954	128,579	55,419

Operating Expenses
Cost of sales	37,900	7,100	55,569	12,611
General and administrative	61,513	37,112	123,722	70,342
Total Operating Expenses	99,413	44,212	179,291	82,953
Operating Loss	(22,364)	(15,258)	(50,712)	(27,534)
Interest expense	(15,075)	(12,314)	(28,536)	(23,151)
Loss before provision for income taxes	(37,439)	(27,572)	(79,248)	(50,685)
Provision for income taxes	-	-	-	-
Net loss	$ (37,439)	$ (27,572)	$ (79,248)	$ (50,685)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.03)	$ (0.08)	$ (0.05)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$ (79,248)	$ (50,685)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	500	500
Changes in assets and liabilities:
Accounts receivable	(513)	-
Accounts payable and accrued liabilities	44,449	23,880
Net Cash Used in Operating Activities	(34,812)	(26,305)
Cash Flows from Investing Activities:
Loans to third parties	-	(60,000)
Purchase of property and equipment	(63,880)	(2,255)
Net Cash Used in Investing Activities	(63,880)	(62,255)
Cash Flows from Financing Activities:
Proceeds from notes payable	40,000	-
Net change on line of credit	30,600	30,000
Cash Flows Provided by Financing Activities:	70,600	30,000

Net Change in Cash	(28,092)	(58,560)
Cash at Beginning of Year	32,366	186,466
Cash at End of Year	$ 4,274	$ 127,906

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of September 30, 2016, and the statements of operations and cash flows for the six months ended September 30, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and six month periods are unaudited. The results of the six months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending March 31, 2017, any other interim period, or any other future year.

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

As of September 30, 2016 and March 31, 2016, the Company did not have Level 1, 2, or 3 financial assets or liabilities. Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2016 and March 31, 2016, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the six months ended September 30, 2016, services provided to two customers accounted for 80.7% (related party) and 12.4% of total revenues.  During the six months ended September 30, 2015, services provided to two customers accounted for 64.3% and 18.7% of total revenues.  One of these customers is considered a related party, see Note 6. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of September 30, 2016 and 2015, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at September 30, 2016 and March 31, 2016:

	September 30, 2016	March 31, 2016
Computers and equipment	$ 93,716	$ 41,716
Vehicles	34,770	22,890
Total	128,486	64,606
Less: accumulated depreciation	(61,031)	(60,531)
Net Value	$ 67,455	$ 4,075

Depreciation expense for the six months ended September 30, 2016 and 2015, was $500 and $500, respectively.

NOTE 4 – LINE OF CREDIT AND SHORT TERM ADVANCES

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default; however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations.  As of September 30, 2016, the revolving line of credit had a principal and an accrued interest balance of $252,760 and $140,014, respectively. As of March 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $222,160 and $111,478, respectively.

During the six months ended September 30, 2016, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment, which was used on one of the Company's jobs.

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

NOTE 6 - RELATED PARTY TRANSACTION

During the six months ended September 30, 2016 and 2015, the Company recorded revenues of $103,812 and $0 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

During the three months ended September 30, 2016, we had sales of $77,049, compared to $28,954 for the three months ended September 30, 2015, an increase of $48,095.  Cost of sales for the three months ended September 30, 2016, was $37,900, compared to $7,100 for the three months ended September 30, 2015, an increase of $30,800.  Cost of sales increased during the three months ended September 30, 2016, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was not needed.  In addition, during fiscal 2016, 68% of our sales were generated from a related party entity whereby none were generated in the prior comparable period. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the three months ended September 30, 2016, were $61,513, compared to $37,112, during the three months ended September 30, 2015, an increase of $24,401.  The increase in general and administrative expenses during the three months ended September 30, 2016, was directly related to additional compensation of $10,500 paid to our Chief Executive Officer and the additional costs related to an additional administrative position.

Six months Ended September 30, 2016, Compared to the Six months Ended September 30, 2015

During the six months ended September 30, 2016, we had sales of $128,579, compared to $55,419 for the six months ended September 30, 2015, an increase of $73,160.  Cost of sales for the six months ended September 30, 2016, was $55,569, compared to $12,611 for the six months ended September 30, 2015, an increase of $42,958.  Cost of sales increased during the six months ended September 30, 2016, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was not needed.  In addition, during fiscal 2016, 81% of our sales were generated from a related party entity whereby none were generated in the prior comparable period. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the six months ended September 30, 2016, were $123,722, compared to $70,342, during the six months ended September 30, 2015, an increase of $53,380.  The increase in general and administrative expenses during the six months ended September 30, 2016, was directly related to additional compensation of $25,500 paid to our Chief Executive Officer and the additional costs related to an additional administrative position.

Liquidity

Current assets at September 30, 2016, included cash of $4,274.  At September 30, 2016, we had a negative working capital of $431,315, as compared a negative working capital of $288,687 at March 31, 2016.  The negative working capital at September 30, 2016, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the six months ended September 30, 2016, operating activities used cash of $34,812 compared to $26,305 net cash used in the six months ended September 30, 2015, an increase of $8,507. The increase was primary related to the current period net loss due to the additional compensation paid to our Chief Executive Officer. We funded operations during the six months ended September 30, 2016, primarily through operations, the use of cash on hand and proceeds from a line of credit.

During the six months ended September 30, 2016, we used cash in investing of activities of $63,880 due to the purchase of drilling equipment and vehicles to be used in our operations. During the six months ended September 30, 2015, we used cash in investing of activities of $62,255 of which $60,000 related to a loan to a third party.

During the six months ended September 30, 2016, we received cash from financing activities of $70,600 from proceeds on a line of credit of $30,600 and $40,000 advanced from two third parties to which was used to purchase the equipment discussed in investing activities. $30,000 provided by the line of credit for the six months ended September 30, 2015.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

GEO POINT RESOURCES, INC.

Date:	November 21, 2016	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller