Form 10-Q
period 2016-12-31
Geo Point Resources, Inc.
filed 2017-02-21
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  February 17, 2017 – 1,002,204 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of December 31, 2016 and March 31, 2016	F-2

Statements of Operations for the Three and Nine Month Ended December 31, 2016 and 2015	F-3

Statements of Cash Flows for the Nine Months Ended December 31, 2016 and 2015	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	December 31	March 31,
	2016	2016

ASSETS
Current Assets
Cash	$ 44,500	$ 32,366
Accounts receivable, net of allowance for bad debt
of $11,693 and $11,693, respectively	-	-
Note receivable	75,000	75,000
Total Current Assets	119,500	107,366
Furniture and equipment, net of accumulated depreciation of $60,781 and
$60,531, respectively	65,555	4,075
Note receivable	100,000	100,000
Other assets	1,000	1,000
Total Assets	$ 286,055	$ 212,441

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 215,942	$ 173,893
Revolving line of credit	260,260	222,160
Short term advances	40,000	-
Total Current Liabilities	516,202	396,053

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(563,345)	(516,810)
Total Shareholders' Deficit	(230,148)	(183,613)
Total Liabilities and Shareholders' Deficit	$ 286,055	$ 212,441

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Sales	$ 15,665	$ 15,668	$ 40,432	$ 71,087
Sales - Related Party (Note 6)	70,997	62,304	174,809	62,304
Total Sales	86,662	77,972	215,241	133,391

Operating Expenses
Cost of sales	10,401	17,091	65,970	29,702
General and administrative	28,241	40,981	151,963	111,323
Total Operating Expenses	38,642	58,072	217,933	141,025
Operating Loss	48,020	19,900	(2,692)	(7,634)
Interest expense	(15,307)	(9,955)	(43,843)	(35,766)
Loss before provision for income taxes	32,713	9,945	(46,535)	(43,400)
Provision for income taxes	-	-	-	-
Net loss	$ 32,713	$ 9,945	$ (46,535)	$ (43,400)

Basic and Diluted Loss per Share	$ 0.03	$ 0.01	$ (0.05)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$ (46,535)	$ (43,400)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	3,500	775
Changes in assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued liabilities	42,049	32,993
Net Cash Used in Operating Activities	(986)	(9,632)
Cash Flows from Investing Activities:
Loans to third parties	-	(175,000)
Purchase of property and equipment	(64,980)	(2,505)
Net Cash Used in Investing Activities	(64,980)	(177,505)
Cash Flows from Financing Activities:
Proceeds from notes payable	40,000	-
Net change on line of credit	38,100	40,600
Cash Flows Provided by Financing Activities:	78,100	40,600

Net Change in Cash	12,134	(146,537)
Cash at Beginning of Year	32,366	186,466
Cash at End of Year	$ 44,500	$ 39,929

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of December 31, 2016, and the statements of operations and cash flows for the nine months ended December 31, 2016 and 2015, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited.  The results of the nine months ended December 31, 2016, are not necessarily indicative of the results to be expected for the year ending March 31, 2017, any other interim period, or any other future year.

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

As of December 31, 2016 and March 31, 2016, the Company did not have Level 1, 2, or 3 financial assets or liabilities. Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2016 and March 31, 2016, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2016, services provided to two customers accounted for 81.9% (related party) and 11.2% of total revenues.  During the nine months ended December 31, 2015, services provided to two customers accounted for 46.7% and 38.5% of total revenues.  One of these customers is considered a related party, see Note 6. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of December 31, 2016 and 2015, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at December 31, 2016 and March 31, 2016:

	December 31, 2016	March 31, 2016
Computers and equipment	$ 94,816	$ 41,716
Vehicles	34,770	22,890
Total	129,586	64,606
Less: accumulated depreciation	(64,031)	(60,531)
Net Value	$ 67,455	$ 4,075

Depreciation expense for the nine months ended December 31, 2016 and 2015, was $3,500 and $750, respectively.

NOTE 4 – LINE OF CREDIT AND SHORT TERM ADVANCES

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due nine months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default; however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations.  As of December 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $260,260 and $155,321, respectively. As of March 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $222,160 and $111,478, respectively.

During the nine months ended December 31, 2016, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment which was used on one of the Company's jobs.

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

NOTE 6 - RELATED PARTY TRANSACTION

During the nine months ended December 31, 2016 and 2015, the Company recorded revenues of $174,809 and $0 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2016, Compared to the Three Months Ended December 31, 2015

During the three months ended December 31, 2016, we had sales of $86,662, compared to $77,972 for the three months ended December 31, 2015, an increase of $8,690.  Cost of sales for the three months ended December 31, 2016, was $28,241, compared to $40,981 for the three months ended December 31, 2015, a decrease of $6,690.  Cost of sales decreased during the three months ended December 31, 2016, due to most of our services being primarily performed by our chief executive officer. The gross profit percentage increased during the period due to lack of additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was needed.  In addition, during fiscal 2016, 81% of our sales were generated from a related party entity whereby a limited amount was generated in the prior comparable period. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the three months ended December 31, 2016, were $28,241, compared to $40,981, during the three months ended December 31, 2015, a decrease of $12,740.  The decrease in general and administrative expenses during the three months ended December 31, 2016, was directly related to additional compensation paid in the prior comparable period paid to our Chief Executive Officer.

Nine months Ended December 31, 2016, Compared to the Nine months Ended December 31, 2015

During the nine months ended December 31, 2016, we had sales of $215,241, compared to $133,391 for the nine months ended December 31, 2015, an increase of $81,850.  Cost of sales for the nine months ended December 31, 2016, was $65,970, compared to $29,702 for the nine months ended December 31, 2015, an increase of $36,268.  Cost of sales increased during the nine months ended December 31, 2016, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was not needed.  In addition, during nine months ended December 31, 2016, 81% of our sales were generated from a related party entity whereby 47% of our sales were generated by this related party for the nine months ended December 31, 2015. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the nine months ended December 31, 2016, were $151,963, compared to $111,323, during the nine months ended December 31, 2015, an increase of $40,640.  The increase in general and administrative expenses during the nine months ended December 31, 2016, was directly related to additional compensation of $25,500 paid to our Chief Executive Officer in the second quarter and the additional costs related to an additional administrative position.

Liquidity

Current assets at December 31, 2016, included cash of $44,500.  At December 31, 2016, we had a negative working capital of $431,315, as compared a negative working capital of $396,702 at March 31, 2016.  The negative working capital at December 31, 2016, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the nine months ended December 31, 2016, operating activities used cash of $986 compared to $9,632 net cash used in the nine months ended December 31, 2015, a decrease of $8,646. The decrease was primary related to the current period net income due to having better operational results than the comparable period. We funded operations during the nine months ended December 31, 2016, primarily through operations, the use of cash on hand and proceeds from a line of credit.

During the nine months ended December 31, 2016, we used cash in investing activities of $64,980 due to the purchase of drilling equipment and vehicles to be used in our operations. During the nine months ended December 31, 2015, we used cash in investing activities of $177,505 of which $175,000 related to a loan to a third party.

During the nine months ended December 31, 2016, we received cash from financing activities of $78,100 from proceeds on a line of credit of $38,100 and $40,000 advanced from two third parties which was used to purchase the equipment discussed in investing activities. $40,600 was provided by the line of credit for the nine months ended December 31, 2015.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2016.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

GEO POINT RESOURCES, INC.

Date:	February 17, 2017	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller