Form 10-K
period 2017-03-31
Geo Point Resources, Inc.
filed 2017-08-21
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2017

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $401,322 based on 668,870 shares being held by non-affiliates as of September 30, 2016, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.60.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of August 21, 2017, the Registrant had 1,002,204 shares of common stock outstanding.

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

Business

Our business is primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services are engaged, we contract with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project is small and can be handled by our smaller drilling equipment, this service is not contracted out.  During the last fiscal year, the field technician that was trained by Mr. Lachmar and who was subcontracted to be onsite during our drilling operations, left the Company, and Mr. Lachmar was required to resume those duties, which he had been responsible for in earlier fiscal years.  During the first part of fiscal 2017, Mr. Lachmar determined to move the Company from conducting the physical operations that had been previously conducted by it to a company focused strictly on the professional management the REC services and the leasing of environmental equipment for REC services rather than a contracting company for these services.  The Company acquired and obtained access to some limited drilling and environmental remediation equipment as part of this change in course and has pursued this new course of business through fiscal 2017 and currently. This change in the scope of our business operations has limited the future services available for bid by the Company.  Mr. Lachmar now reviews the “Scope of Work” for particular proposals that come within the Company’s current business focus, and if a particular proposal is one that requires the physical efforts of Mr. Lachmar onsite, he will not bid on the project, but will refer the proposed project to another party for contracting, with the understanding that such party will lease the equipment of the Company for any such project to the extent that the Company has the equipment necessary to perform the required field work on the project.  Once the soil sample is obtained, it is submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar, our President, who is a Licensed Professional Geologist in Texas and California, prepares a written report that is sanctioned by the particular laboratory that conducted the analysis.  Mr. Lachmar’s licensing as a “Professional Geologist” is a requirement to prepare any such report.  If an REC is identified to exist, then we will provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination.  Acceptable levels are further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern include those that are inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services are basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC is found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assess the environmental impact of any hazardous materials found and prepare the requested report.

We also provide consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and fuel dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  During fiscal 2017, Mr. Lachmar became certified to manage, prepare and complete storm water runoff and erosion control plans under new applicable California land erosion and control regulations and to complete final inspections regarding these projects. Other engineering services provided are for soil dewatering for underground structure installations and small demolition and construction work.  These “utility landing” services comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.  The other engineering services are for gasoline service stations where updated monitoring equipment must be installed or the monitoring equipment shows an error code that needs to be corrected before the gas station can begin to pump gas again; or where more crash posts must be installed around a propane tank, other fuel or similar dispenser island or a like setting.  Other engineering services are to plan and construct dewatering systems for the install of subsurface structures such as underground parking lots, underground storage tanks, etc. that are placed within a shallow groundwater zone and must be dewatered prior to construction, and “closure” of underground water treatment systems where a manufacturing plant has underground processed water systems that treat their production waste water streams prior to discharge to the common sewer system.  Light construction work consists of tenant improvement build-outs and small American Disabilities Act (ADA), compliance issues such as wheelchair access ramp construction, hand rail design and installation, parking area upgrades and other related matters.

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

All field work is subcontracted or referred to other parties, with the understanding that such party or parties will lease the equipment of the Company for any such project to the extent that the Company has the equipment necessary to perform the required field work on the project.

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

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2017, services provided to two customers accounted for 81.95% and 10.0% of total revenues.  One of these customers, which represented 81.95%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below). Management believes the loss of these customers would have a material adverse impact on the Company.  During the fiscal year ended March 31, 2016, services provided to two customers accounted for 42.8% and 42.0% of total revenues.  One of these customers, which represented 42.0%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below).

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2017, and 2016.  We intend to use our proprietary HI Technology, if we are successful in its further development and commercialization, to become a competitor in the oil and gas exploration services industry.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2017, and 2016.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2017, and 2016.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2016
April 1 through June 30, 2015	.60	.60
July 1 through September 30, 2015	.60	.60
October 1 through December 31, 2015	.60	.60
January 1 through March 31, 2016	.60	.60
March 31, 2017
April 1 through June 30, 2016	.60	.60
July 1 through September 30, 2016	.60	.60
October 1 through December 31, 2016	.60	.60
January 1 through March 31, 2017	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the fiscal years ended March 31, 2017, or 2016.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2017, or 2016, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2017, or 2016.

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

Plan of Operation

We anticipate continuing our current business operations comprising the Engineering and Environmental Divisions’ operations formerly conducted by Geo Point Utah, and we believe with the resurgence on the U.S. Economy and the real estate market in general, that our efforts during fiscal 2016 should result in modest increases in revenues, limited, however to projects where we will strictly on the professional management the REC services and the leasing of environmental equipment for REC services rather than a contracting company for these services.   This change in the scope of our business operations has limited the future services available for bid by the Company.  Mr. Lachmar now reviews the “Scope of Work” for particular proposals that come within the Company’s current business focus, and if a particular proposal is one that requires the physical efforts of Mr. Lachmar onsite, he will not bid on the project, but will refer the proposed project to another party for contracting, with the understanding that such party will lease the equipment of the Company for any such project to the extent that the Company has the equipment necessary to perform the required field work on the project.

We also will continue to provide consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and fuel dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.  During fiscal 2017, Mr. Lachmar became certified to manage, prepare and complete storm water runoff and erosion control plans under new applicable California land erosion and control regulations and to complete final inspections regarding these projects.  Other engineering services provided are for soil dewatering for underground structure installations and small demolition and construction work.  These “utility landing” services comprise subsurface trench work where underground utilities are installed such as electrical, fiber optic, water and gas.

We may also attempt to raise the capital necessary for research and development of our HI Technology.  Substantial additional funding will be required for research and development respecting the efficacy of the HI Technology to locate oil and gas prospect areas, though we have been unsuccessful in this respect for the past three fiscal years.  It is estimated that approximately $15,000 will be needed for laboratory equipment to analyze attendant microwaves produced by the attendant process; and that an additional sum of approximately $80,000 will be needed for testing and software development for fast video processing boards.  Even then, assuming the HI Technology functions as hoped, the process to determine the best locations to drill for oil and gas will take about two years, after recording data and quantifying it, following the examination of zones or areas in oil and gas fields that are known to have oil and gas reserves.   No assurance can be given that any efforts respecting the HI Technology will prove to be successful.  For additional information on our License Agreement respecting the Hi Technology, see the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1, above.

Results of Operations

Year Ended March 31, 2017, Compared to Year Ended March 31, 2016

During the fiscal year ended March 31, 2017, we had sales of $241,406, compared to $148,222 for the fiscal year ended March 31, 2016, an increase of $93,184.  Cost of sales for the fiscal year ended March 31, 2017, was $63,818, compared to $33,793 for the previous fiscal year, an increase of $30,025.  In addition, during the year ended March 31, 2017, we have seen a decrease in the need for our services due to significant pressure on fees within our industry due to competition.  Due to our overall low cost structure, we believed our ability to provide our services at a lower cost than most competitors is resulting in a greater level of bid acceptance. However, our competitors continue to lower the prices for their services as well.

General and administrative expenses during the fiscal year ended March 31, 2017, were $384,719, compared to $138,166, during the fiscal year ended March 31, 2016, an increase of $246,553.  The increase in general and administrative expenses was directly related to a decrease in professional costs incurred in connection with the Company's public filings. In addition, we reserved $175,000 in loans receivable during the year ended March 31, 2017 for which we deemed to be potentially uncollectible.

We had other expenses, which primarily consisted of interest expense on the line of credit of $59,501 in fiscal 2017 and $48,854 in fiscal 2016, an increase of $10,647, primarily related to the increase in the balance of the line of credit. In addition, other income during the year ended March 31, 2017, of 29,378 was due to the reversal of accounts payable for which was no longer due.

Liquidity and Capital Resources

Current assets at March 31, 2017, included $39,299 in cash, a decrease of $68,067 from total current assets of $107,366 at March 31, 2016.

At March 31, 2017, we had a negative working capital of $484,495, as compared to negative working capital of $288,688 at March 31, 2016.

Capital Resources

During the fiscal year ended March 31, 2017, operating activities used cash of $267, as compared to $23,720 in net cash used for the fiscal year ended March 31, 2016.  For the fiscal year ended March 31, 2017, the net cash used by operating activities was mainly driven by our net loss.

During the fiscal year ended March 31, 2016, investing activities used cash of $78,400, as compared to $178,980 in cash provided used the fiscal year ended March 31, 2015.  In 2017, we purchased equipment for which we needed for various jobs. In 2016, investing activities consisted $175,000 in loans to third parties.

During the fiscal year ended March 31, 2017, financing activities provided cash of $85,600, as compared to $48,600 in cash provided for the fiscal year ended March 31, 2016.  Financing activities consisted of $45,600 and $48,600 in proceeds from our line of credit in fiscal 2017 and 2016, respectively, the proceeds of which were used for operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2017, and 2016.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

Geo Point Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Geo Point Resources, Inc.

We have audited the accompanying balance sheets of Geo Point Resources, Inc. (the “Company”) as of March 31, 2017, and 2016, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Point Resources, Inc. as of March 31, 2017, and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ BF Borgers CPA PC

Lakewood, Colorado

August 21, 2017

GEO POINT RESOURCES, INC.

BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS
Current Assets
Cash	$ 39,299	$ 32,366
Accounts receivable, net of allowance for bad debt
of $0 and $11,693, respectively	-	-
Note receivable, net of allowance of $75,000 and $0, respectively	-	75,000
Total Current Assets	39,299	107,366
Furniture and equipment, net of accumulated depreciation of
$24,324 and $60,531, respectively	62,629	4,075
Note receivable, net of allowance of $100,000 and $0, respectively	-	100,000
Other assets	1,000	1,000
Total Assets	$ 102,928	$ 212,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 216,035	$ 173,894
Revolving line of credit	267,760	222,160
Short term advances	40,000	-
Total Current Liabilities	523,795	396,054

Shareholders’ Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares
authorized; 1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(754,064)	(516,810)
Total Shareholders’ Deficit	(420,867)	(183,613)
Total Liabilities and Shareholders’ Deficit	$ 102,928	$ 212,441

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2017	2016

Sales	$ 43,332	$ 85,918
Sales - Related Party (Note 6)	198,074	62,304
Total Sales	241,406	148,222

Operating Expenses
Cost of sales	63,818	33,793
General and administrative	384,719	138,166
Total Operating Expenses	448,537	171,959
Operating Loss	(207,131)	(23,737)
Other income	29,378	-
Interest expense	(59,501)	(48,854)
Loss before provision for income taxes	(237,254)	(72,591)
Provision for income taxes	-	-
Net loss	$ (237,254)	$ (72,591)

Basic and Diluted Loss per Share	$ (0.24)	$ (0.07)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2015	1,002,204	$ 1,002	$ 332,195	$ (444,219)	$ (111,022)

Net loss	-	-	-	(72,591)	(72,591)

Balance at March 31, 2016	1,002,204	1,002	332,195	(516,810)	(183,613)

Net loss	-	-	-	(237,254)	(237,254)

Balance at March 31, 2017	1,002,204	$ 1,002	$ 332,195	$ (754,064)	$ (420,867)

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (237,254)	$ (72,591)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	19,846	1,000
Bad debt expense on note receivable	175,000	-
Gain on relief of accounts payable	(29,378)	-
Changes in assets and liabilities:
Accounts receivable	-	-
Accounts payable and accrued liabilities	71,519	47,871
Net Cash Used in Operating Activities	(267)	(23,720)
Cash Flows from Investing Activities:
Loans to third parties	-	(175,000)
Purchase of property and equipment	(78,400)	(3,980)
Net Cash Used in Investing Activities	(78,400)	(178,980)
Cash Flows from Financing Activities:
Proceeds from short term advances	40,000	-
Net change on line of credit	45,600	48,600
Cash Flows Provided by Financing Activities:	85,600	48,600

Net Change in Cash	6,933	(154,100)
Cash at Beginning of Year	32,366	186,466
Cash at End of Year	$ 39,299	$ 32,366

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

As of March 31, 2017, and 2016, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, prepaids, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2017, and 2016, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the fiscal year ended March 31, 2017, services provided to two customers accounted for 81.95% and 10.0% of total revenues.  One of these customers, which represented 81.95%, is a related party. See Note 7 for additional information. During the fiscal year ended March 31, 2016, services provided to two customers accounted for 42.8% and 42.0% of total revenues.  One of these customers, which represented 42.0%, is a related party. See Note 7 for additional information.  Management believes the loss of these customers would have a material impact on the Company.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2017, and 2016, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2017, and 2016, impairments are not present.

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

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2017, and 2016.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2017, and 2016, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower. During the year ended March 31, 2017, due to the delays in repayment, the Company reserved 100% of this receivable.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan is intended to be a short term bridge loan used for working capital for the third party. During the year ended March 31, 2017, the Company reserved 100% of this receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2017, and 2016:

	March 31, 2017	March 31, 2016

Computers and equipment	$75,013	$41,716
Vehicles	11,880	22,890
Total	86,953	64,606
Less: accumulated depreciation	(24,324)	(60,531)
Net Value	$ 62,629	$ 4,075

Depreciation expense for the years ended March 31, 2017, and 2016, was $19,846 and $1,000, respectively.

NOTE 4 – LINE OF CREDIT AND SHORT TERM ADVANCES

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due six months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default, however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations. As of March 31, 2017, the revolving line of credit had a principal and an accrued interest balance of $267,760 and $170,979, respectively. As of March 31, 2016, the revolving line of credit had a principal and an accrued interest balance of $222,160 and $111,478, respectively.

During the year ended March 31, 2017, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment which was used on one of the Company’s jobs.

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

NOTE 7 - RELATED PARTY TRANSACTION

During the years ended March 31, 2017, and 2016, the Company recorded revenues of $198,074 and $62,304 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

NOTE 8 - INCOME TAXES

For the years ended March 31, 2017, and 2016, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $446,000 and $170,000 at March 31, 2017, and 2016, respectively, and will expire beginning in the year 2034. The primary difference between the Company’s statutory and effective tax rate relates to a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2017, and 2016 consisted of tax effected net operating losses of $151,729 and $57,718, respectively. During the years ended March 31, 2017, and 2016, the valuation allowance increased by $94,011 and $24,681, respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2017 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2017 through 2013 and currently does not have any ongoing tax examinations.

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

Our management, with the participation of the President, who is our acting CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and acting CFO, concluded that, as of March 31, 2017, our internal controls over financial reporting were not effective, primarily as a result the loss of one person who was primarily responsible for our bookkeeping.  It is anticipated that this weakness will be resolved by the engagement of these services from someone adequately qualified to maintain our financial books and records.

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

There have been no changes in internal control over financial reporting except as noted.

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

*  Presently serve in the capacities indicated.

Background and Business Experience

William C. Lachmar.  Mr. Lachmar served as the Manager of the Environmental and Engineering Divisions of Geo Point Utah from its inception in 1997; and served as its President and a director from its change from a business conducted by him as a “DBA” to a corporation in 2002, to his respective resignations from these positions on October 28, 2010, and March 29, 2010.  He also served as its CEO, CFO and Secretary from May 9, 2006, until his resignations on March 29, 2010 (as CEO and CFO) and August 14, 2007 (Secretary).  Mr. Lachmar’s duties as the Manager of the Environmental and Engineering Divisions’ day to day operations were all inclusive, and included customer relations, negotiation of contracts and prices of services, performance or overseeing the projects undertaken from beginning to completion, assurance of compliance with applicable laws, rules and regulations and the preparation of required reports, among other services.  Mr. Lachmar is a Licensed Professional Geologist, registered in both California and Texas, and is a member of the American Association of Petroleum Geologists; the Association of Ground Water Scientists and Engineers; the Society of Environmental Geoscientists; and the Houston Geological Society.  Mr. Lachmar received a B.S. in geology from the University of California at Los Angeles in 1979.  Mr. Lachmar is 61 years of age.

Jeffrey R. Brimhall.  Mr Brimhall currently serves as our Secretary and is currently employed as Controller of Raisa Energy LLC and manages all accounting functions. Previously, Mr. Brimhall worked as the Financial Reporting and Accounting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado. In that capacity Mr. Brimhall was responsible for preparing financial statements and performing financial analysis to present to management and the board of directors. He also managed the preparation of Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. Mr. Brimhall started with Resolute Energy in December 2009. From June 2007 to December 2009, Mr. Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. While with Hein & Associates, he served as an Audit Supervisor specializing in the oil and gas industry. In that capacity, he was responsible for multiple audit engagements, reviewing financial statements and periodic reports to the Commission and researching technical accounting issues. From August 2005 to June 2007 Mr. Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. As an Audit Associate, he participated in annual audits, quarterly reviews and SOX internal control testing for public companies. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008. Mr Brimhall is 36 years of age.

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

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  These filings were due 10 days following the filing of our Form 8-A Registration Statement, which was filed with the SEC on February 24, 2015.  Mr. Brimhall’s Form 3 was filed with the SEC on July 13, 2015; and Mr. Lachmar’s Form 3 was filed with the SEC on July 21, 2015.  No filings have been made by the 10% beneficial owner named in Item 12 hereof.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the  last two fiscal years ended March 31, 2017, and 2016, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, Manager	3/31/17 3/31/16	$30,000 $30,000	$15,000 0	0 0	0 0	0 0	0 0	$4,800 $4,800	$49,800 $34,800
Jeffrey R. Brimhall, Secretary	3/31/17 3/31/16	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2017, and 2016.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2017, and 2016:

Fee Category	2017	2016
Audit Fees	$22,960	$22,960
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$22,960	$22,960

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2017, and 2016, contained in Part II, Item 8, which are incorporated herein by this reference.

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

GEO POINT RESOURCES, INC.

Date:	August 21, 2017	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	August 21, 2017	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, Controller and Sole Director

Date:	August 21, 2017	By:	/s/Jeffrey R. Brimhall
Jeffrey R. Brimhall, Secretary