Form 10-Q
period 2017-06-30
Geo Point Resources, Inc.
filed 2017-08-21
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  August 21, 2017 – 1,002,204 shares of common stock.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of June 30, 2017, and March 31, 2017	F-2

Statements of Operations for the Three Month Ended June 30, 2017, and 2016	F-3

Statements of Cash Flows for the Three Months Ended June 30, 2017, and 2016	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$ 9,880	$ 39,299
Prepaids and other current assets	1,250	-
Note receivable, net of allowance of $75,000 and $75,000, respectively	-	-
Total Current Assets	11,130	39,299
Furniture and equipment, net of accumulated depreciation of $27,824 and
$24,324, respectively	59,129	62,629
Note receivable, net of allowance of $100,000 and $100,000, respectively	-	-
Other assets	1,000	1,000
Total Assets	$ 71,259	$ 102,928

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 222,442	$ 216,035
Revolving line of credit	282,760	267,760
Short term advances	40,000	40,000
Total Current Liabilities	545,202	523,795

Commitments and contingencies

Shareholders’ Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
1,002,204 and 1,002,204 shares issued and outstanding, respectively	1,002	1,002
Additional paid-in capital	332,195	332,195
Accumulated deficit	(807,140)	(754,064)
Total Shareholders’ Deficit	(473,943)	(420,867)
Total Liabilities and Shareholders’ Deficit	$ 71,259	$ 102,928

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

Sales	$ 6,890	$ -
Sales - Related Party (Note 6)	-	51,530
Total Sales	6,890	51,530

Operating Expenses
Cost of sales	2,492	17,669
General and administrative	41,176	62,209
Total Operating Expenses	43,668	79,878
Operating Loss	(36,778)	(28,348)
Interest expense	(16,298)	(13,461)
Loss before provision for income taxes	(53,076)	(41,809)
Provision for income taxes	-	-
Net loss	$ (53,076)	$ (41,809)

Basic and Diluted Loss per Share	$ (0.05)	$ (0.04)
Basic and Diluted Weighted-Average
Common Shares Outstanding	1,002,204	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (53,076)	$ (41,809)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	3,500	250
Changes in assets and liabilities:
Prepaids and other current assets	(1,250)	-
Accounts payable and accrued liabilities	6,407	10,586
Net Cash Used in Operating Activities	(44,419)	(30,973)
Cash Flows from Financing Activities:
Net change on line of credit	15,000	12,000
Cash Flows Provided by Financing Activities:	15,000	12,000

Net Change in Cash	(29,419)	(18,973)
Cash at Beginning of Year	39,299	32,366
Cash at End of Year	$ 9,880	$ 13,393

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of June 30, 2017, and the statements of operations and cash flows for the three months ended June 30, 2017, and 2016, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited. The results of the three months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending March 31, 2018, any other interim period, or any other future year.

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

As of June 30, 2017, and March 31, 2017, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2017, and March 31, 2017, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the three months ended June 30, 2017, services provided to one customer accounted for 100% of total revenues. During the three months ended June 30, 2016, services provided to one customer, a related party, accounted for 100% of total revenues.  One of these customers is considered a related party, see Note 6. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of June 30, 2017, and 2016, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at June 30, 2017, and March 31, 2017:

	June 30, 2017	March 31, 2017
Computers and equipment	$ 75,073	$ 75,073
Vehicles	11,880	11,880
Total	86,953	86,953
Less: accumulated depreciation	(27,824)	(24,324)
Net Value	$ 59,129	$ 62,629

Depreciation expense for the three months ended June 30, 2017, and 2016, was $3,500 and $250, respectively.

NOTE 4 – LINE OF CREDIT AND SHORT TERM ADVANCES

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with a third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due nine months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default; however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations.  As of June 30, 2017, the revolving line of credit had a principal and an accrued interest balance of $282,760 and $187,277, respectively. As of March 31, 2017, the revolving line of credit had a principal and an accrued interest balance of $267,760 and $170,979, respectively.

During the year ended March 31, 2017, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment which was used on one of the Company’s jobs.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company doesn’t have any pending or threatened litigation.

NOTE 6 - RELATED PARTY TRANSACTION

During the three months ended June 30, 2017, and 2016, the Company recorded revenues of $0 and $51,530 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

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

Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016

During the three months ended June 30, 2017, we had sales of $6,890, compared to $51,530 for the three months ended June 30, 2016, a decrease of $44,640.  Cost of sales for the three months ended June 30, 2017, was $2,492, compared to $17,669 for the three months ended June 30, 2016, a decrease of $15,177.  Cost of sales decreased during the three months ended June 30, 2017, due to most of our services being primarily performed by our chief executive officer. The gross profit percentage increased during the period due to lack of additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was needed.  In addition, during fiscal 2017 and 2016, 0% and 100% of our sales were generated from a related party entity.

General and administrative expenses during the three months ended June 30, 2017, were $41,176, compared to $62,209, during the three months ended June 30, 2016, a decrease of $21,033.  The decrease in general and administrative expenses during the three months ended June 30, 2017, was directly related to additional compensation paid in the prior comparable period paid to our Chief Executive Officer.

Liquidity

Current assets at June 30, 2017, included cash of $9,880 and a prepaid of $1,250.  At June 30, 2017, we had a negative working capital of $534,071, as compared a negative working capital of $484,495 at March 31, 2016.  The negative working capital at June 30, 2017, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the three months ended June 30, 2017, operating activities used cash of $44,419 compared to $30,973 net cash used in the three months ended June 30, 2016, an increase of $13,446. We funded operations during the three months ended June 30, 2017, primarily through operations, the use of cash on hand and proceeds from a line of credit.

During the three months ended June 30, 2017, we received cash from financing activities of $15,000 from proceeds on a line of credit. $12,000 was provided by the line of credit for the three months ended June 30, 2016.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures not were effective, were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was primarily the a result the loss of one person who was primarily responsible for our bookkeeping.  It is anticipated that this weakness will be resolved by the engagement of these services from someone adequately qualified to maintain our financial books and records. The weakness was first identified during the year ended March 31, 2017.

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

*10-K Annual Report for the fiscal year ended March 31, 2017, which was filed with the SEC on August 21, 2017.

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