Form 10-Q
period 2017-09-30
Geo Point Resources, Inc.
filed 2017-11-13
CIK 1560905

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [  ] No [X]

Outstanding Shares

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:  November 13, 2017 – 10,000,000 shares of common stock.

2

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

3

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

4

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Geo Point Resources, Inc.

Balance Sheets as of September 30, 2017 and March 31, 2017	F-2

Statements of Operations for the Three and Six Month Ended September 30, 2017 and 2016	F-3

Statements of Cash Flows for the Six Months Ended September 30, 2017 and 2016	F-4

Notes to the Financial Statements	F-5

GEO POINT RESOURCES, INC.

BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$ 11,444	$ 39,299
Note receivable, net of allowance of $75,000 and $75,000, respectively	-	-
Total Current Assets	11,444	39,299
Furniture and equipment, net of accumulated depreciation of $32,048
and $24,324, respectively	54,905	62,629
Note receivable, net of allowance of $100,000 and $100,000, respectively	-	-
Other assets	1,000	1,000
Total Assets	$ 67,349	$ 102,928

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 11,702	$ 216,035
Revolving line of credit	-	267,760
Short term advances	40,000	40,000
Total Current Liabilities	51,702	523,795

Commitments and contingencies

Shareholders’ Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
10,000,000 and 1,002,204 shares issued and outstanding, respectively	10,000	1,002
Additional paid-in capital	843,434	332,195
Accumulated deficit	(837,787)	(754,064)
Total Shareholders’ Deficit	15,647	(420,867)
Total Liabilities and Shareholders’ Deficit	$ 67,349	$ 102,928

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	$ 8,333	$ 24,767	$ 15,223	$ 24,767
Sales - Related Party (Note 7)	6,890	52,282	6,890	103,812
Total Sales	15,223	77,049	22,113	128,579

Operating Expenses
Cost of sales	151	37,900	2,643	55,569
General and administrative (including stock based compensation of $14,455, $0, $14,455 and $0, respectively)	51,405	61,513	92,581	123,722
Total Operating Expenses	51,556	99,413	95,224	179,291
Operating Loss	(36,333)	(22,364)	(73,111)	(50,712)
Gain on extinguishment of liabilities	16,070	-	16,070	-
Interest expense	(10,384)	(15,075)	(26,682)	(28,536)
Loss before provision for income taxes	(30,647)	(37,439)	(83,723)	(79,248)
Provision for income taxes	-	-	-	-
Net loss	$ (30,647)	$ (37,439)	$ (83,723)	$ (79,248)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.04)	$ (0.04)	$ (0.08)
Basic and Diluted Weighted-Average
Common Shares Outstanding	4,801,273	1,002,204	2,254,644	1,002,204

The accompanying notes are an integral part of the financial statements.

GEO POINT RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (83,723)	$ (79,248)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	7,724	500
Common stock issued for services	14,455	-
Gain on extinguishment of liabilities	(16,070)	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(513)
Accounts payable and accrued liabilities	15,120	44,449
Net Cash Used in Operating Activities	(62,494)	(34,812)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(63,880)
Net Cash Used in Investing Activities	-	(63,880)
Cash Flows from Financing Activities:
Proceeds from note payable	-	40,000
Net change on line of credit	34,639	30,600
Cash Flows Provided by Financing Activities:	34,639	70,600

Net Change in Cash	(27,855)	(28,092)
Cash at Beginning of Year	39,299	32,366
Cash at End of Year	$ 11,444	$ 4,274

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ 500,000	$ -
Settlement of accounts payable with common stock	$ 21,852	$ -

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of September 30, 2017, and the statements of operations and cash flows for the three and six months ended September 30, 2017, and 2016, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited. The results of the three and six months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending March 31, 2018, any other interim period, or any other future year.

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

As of September 30, 2017, and March 31, 2017, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2017, and March 31, 2017, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the six months ended September 30, 2017, services provided to one customer accounted for 37.0% of total revenues. During the six months ended September 30, 2016, services provided to two customers accounted for 80.7% (related party) and 12.4% of total revenues.  One of these customers is considered a related party; see Note 7. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of September 30, 2017, and 2016, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at September 30, 2017, and March 31, 2017:

	September 30, 2017	March 31, 2017
Computers and equipment	$ 75,073	$75,073
Vehicles	11,880	11,880
Total	86,953	86,953
Less: accumulated depreciation	(32,048)	(24,324)
Net Value	$ 54,905	$ 62,629

Depreciation expense for the six months ended September 30, 2017, and 2016, was $7,724 and $500, respectively.

NOTE 4 – LINE OF CREDIT AND SHORT TERM ADVANCES

On January 1, 2013, the Company entered into a $100,000 revolving line of credit with an unrelated third party.  Under the terms of the agreement the outstanding principal incurs interest at 24% per annum with principal and interest due nine months from the date of the agreement or July 1, 2013.  The revolving line of credit is unsecured and currently in default; however, no demands for repayment have been made. Subsequent to the agreement date, the third party has continued to advance additional funds as needed under the same terms of the initial revolving line of credit.  Proceeds from the revolving line of credit were used for operations.   As of March 31, 2017, the revolving line of credit had a principal and an accrued interest balance of $267,760 and $170,979, respectively. On August 24, 2017, the Company and the holder of the revolving line of credit agreed to convert the outstanding principal of $302,399 and accrued interest of $197,601 into 8,647,796 shares of common stock. The Company determined that the per share amount of $0.0578 was most representative of the fair market value. This determination was based upon the fact that although the Company’s common stock is publically traded there has not been an active public trade of the Company’s common stock in a significant period of time, indicating no market for the Company’s common stock. In addition, the number of shares issued was negotiated between the Company and the third party.

During the year ended March 31, 2017, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment, which was used on one of the Company’s projects.  Subsequent to September 30, 2017, both advances were forgiven and are no longer due.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

NOTE 6 - SHAREHOLDERS’ DEFICIT

On August 24, 2017, the Company issued 250,000 shares to a third party for legal services rendered. The Company valued the shares at $14,455, based upon the conversion rate of the line of credit discussed above. The fair value was immediately expensed to general and administrative expense as the performance commitment was complete.

On August 24, 2017, the Company also issued 100,000 shares of common stock to a third party in settlement of $21,852 in amounts due in connection with accounting services. The Company valued these shares at $5,782, based upon the conversion rate of the line of credit discussed above. The difference between the fair market value of the shares and the amount forgiven of $16,070 was recorded as a gain on extinguishment of liabilities on the accompanying statement of operations.

NOTE 7 - RELATED PARTY TRANSACTION

During the three months ended September 30, 2017, and 2016, the Company recorded revenues of $6,890, and $52,282, and during the six months ended September 30, 2017, and 2016, the Company recorded revenues of $6,890 and $103,812 for services performed for an entity partially owned by the Company’s Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after September 30, 2017, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed in Note 4.

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

References to “we,” “our” or “us” and words of similar import under this heading refer to the “Company” unless the context implies otherwise.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016

During the three months ended September 30, 2017, we had sales of $77,049, compared to $15,223 for the three months ended September 30, 2016, a decrease of $61,826. Cost of sales for the three months ended September 30, 2017, was $151, compared to $37,900 for the three months ended September 30, 2016, a decrease of $37,749. Cost of sales decreased during the three months ended September 30, 2017, due to most of our services being primarily performed by our Chief Executive Officer. The gross profit percentage increased during the period due to lack of additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was needed.  In addition, during fiscal 2017, and 2016, 45% and 31% of our sales were generated from a related party entity.

General and administrative expenses during the three months ended September 30, 2017, were $51,405, compared to $61,513, during the three months ended September 30, 2016, a decrease of $10,108.  The decrease in general and administrative expenses during the three months ended September 30, 2017, was directly related to additional compensation paid in the prior comparable period to our Chief Executive Officer.

Six Months Ended September 30, 2017, Compared to the Six Months Ended September 30, 2016

During the six months ended September 30, 2017, we had sales of $22,113, compared to $128,579 for the six months ended September 30, 2016, a decrease of $106,466. Cost of sales for the three months ended September 30, 2017, was $2,643, compared to $55,569 for the six months ended September 30, 2016, a decrease of $52,926. Cost of sales decreased during the six months ended September 30, 2017, due to most of our services being primarily performed by our Chief Executive Officer. The gross profit percentage increased during the period due to lack of additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was needed.  In addition, during fiscal 2017 and 2016, 68% and 81% of our sales were generated from a related party entity.

General and administrative expenses during the six months ended September 30, 2017, were $92,581, compared to $123,722, during the six months ended September 30, 2016, a decrease of $31,141.  The decrease in general and administrative expenses during the six months ended September 30, 2017, was directly related to additional compensation paid in the prior comparable period to our Chief Executive Officer.

Liquidity

Current assets at September 30, 2017, included cash of $11,444.  At September 30, 2017, we had a negative working capital of $40,257, as compared a negative working capital of $484,495 at March 31, 2016.  The negative working capital at September 30, 2017, is a result of the historical net losses incurred by the Company, as revenues, at times, are still not sufficient to cover our minimum operating costs.

Capital Resources

During the six months ended September 30, 2017, operating activities used cash of $62,494 compared to $34,813 net cash used in the six months ended September 30, 2016, an increase of $27,682. We funded operations during the six months ended September 30, 2017, primarily through operations, the use of cash on hand and proceeds from a line of credit.

During the six months ended September 30, 2017, we received cash from financing activities of $34,639 from proceeds on a line of credit. $30,600 was provided by the line of credit and $40,000 from short term advances for the six months ended September 30, 2016.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2017, the Company and the holder of the revolving line of credit agreed to convert the outstanding principal of $302,399 and accrued interest of $197,601 into 8,647,796 shares of common stock. The Company determined that the per share amount of $0.0578 was most representative of the fair market value. This determination was based upon the fact that although the Company’s common stock is publicly traded, there has not been an active trade in these shares in a significant period of time, indicating no market for the Company’s common stock. In addition, the number of shares issued was negotiated between the Company and the third party.

On August 24, 2017, the Company also issued 250,000 shares to a third party for legal services rendered. The Company valued the shares at $14,455, based upon the conversion rate of the line of credit discussed above. The fair value was immediately expensed to general and administrative expense as the performance commitment was complete.

On August 24, 2017, the Company issued an additional 100,000 shares of common stock to a third party in settlement of $21,852 in amounts due in connection with accounting services. The Company valued the shares at $5,782, based upon the conversion rate of the line of credit discussed above. The difference between the fair market value of the shares and the amount forgiven of $16,070 was recorded as a gain on extinguishment of liabilities on the accompanying statement of operations.

All of these share issuances were reported in a Current Report on Form 8-K dated August 24, 2017, filed with the SEC on August 24, 2017, wherein we indicated that we had relied on the exemptions from registration with the SEC under the Securities Act contained in Regulation S of the SEC and Section 4(a)(2) of the Securities Act and SEC Rule 506(b) promulgated thereunder for the offer and sale of the shares of our common stock issued to the holder of the line of credit; and Section 4(a)(2) of the Securities Act and SEC Rule 506(b) for the issuance of the additional 350,000 shares of our common stock.

.

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

GEO POINT RESOURCES, INC.

Date:	November 9, 2017	By:	/s/William C. Lachmar
William C. Lachmar, President, CEO, Chief Financial Officer, Treasurer, and Controller