Form 10-Q
period 2017-12-31
Geo Point Resources, Inc.
filed 2018-02-20
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

or

[   ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ______

Commission File No. 000-55150

GEO POINT RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	45-5593622
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 N Gould St. Suite R

Sheridan, WY 82801 USA

(Address of Principal Executive Offices)

(307) 220-3226

(Registrant’s Telephone Number, including area code)

1421 E. Pomona Street

Santa Ana, California 92705

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

        Emerging Growth [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class

     Outstanding as of February 20, 2018

Common Stock, $0.001 par value

 100,000,000

TABLE OF CONTENTS

Heading

Page

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying balance sheets of Geo Point Resources, Inc. at December 31, 2017 and March 31, 2017, and the related statements of operations for the three and nine months ended December 31, 2017 and 2016 and the related statements of cash flows for the nine months ended December 31, 2017 and 2016 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2017, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2018.

GEO POINT RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2017	2017

ASSETS
Current Assets
Cash	$ 67,340	$ 39,299
Note receivable, net of allowance of $75,000 and $75,000, respectively	-	-
Total Current Assets	67,340	39,299
Furniture and equipment, net of accumulated depreciation of
$35,821 and $24,324, respectively	51,102	62,629
Note receivable, net of allowance of $100,000 and $100,000, respectively	-	-
Deposit - related party	461,458	-
Other assets	1,000	1,000
Total Assets	$ 580,900	$ 102,928

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 14,366	$ 216,034
Revolving line of credit	-	267,760
Short term advances – related parties	36,000	-
Short term advances	-	40,000
Total Current Liabilities	50,366	523,794

Commitments and contingencies

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
100,000,000 and 1,002,204 shares issued and outstanding, respectively	100,000	1,002
Additional paid-in capital	5,977,077	332,195
Accumulated deficit	(5,546,544)	(754,064)
Total Shareholders' Deficit	530,533	(420,867)
Total Liabilities and Shareholders' Deficit	$ 580,900	$ 102,928

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Sales	$ 8,470	$ 15,665	$ 23,693	$ 40,432
Sales - Related Party (Note 7)	30,840	70,997	37,730	174,809
Total Sales	39,310	86,662	61,423	215,241

Operating Expenses
Cost of sales	2,306	10,401	4,949	65,970
General and administrative (including stock based compensation of $0, $0, $14,455 and $0, respectively)	76,486	28,241	169,067	151,963
Additional fair value of shares issued in connection with TORtec assets	4,689,275	-	4,689,275	-
Total Operating Expenses	4,768,067	38,642	4,863,291	217,933
Operating Loss	(4,728,757)	48,020	(4,801,868)	(2,692)
Gain on extinguishment of liabilities	20,000	-	36,070	-
Interest expense	-	(15,307)	(26,682)	(43,843)
Loss before provision for income taxes	(4,708,757)	32,713	(4,792,480)	(46,535)
Provision for income taxes	-	-	-	-
Net loss	$ (4,708,757)	$ 32,713	$ (4,792,480)	$ (46,535)

Basic and Diluted Loss per Share	$ (0.13)	$ 0.03	$ (0.06)	$ (0.05)
Basic and Diluted Weighted-Average
Common Shares Outstanding	37,000,000	1,002,204	86,910,133	1,002,204

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$ (4,792,480)	$ (46,535)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	11,527	3,500
Fair value of shares issued in excess of TORtec assets	4,689,275	-
Common stock issued for services	14,455	-
Gain on extinguishment of liabilities	(36,070)	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	17,785	42,049
Net Cash Used in Operating Activities	(95,508)	(986)
Cash Flows from Investing Activities:
Cash received in TORtec acquisition	72,910	-
Purchase of property and equipment	-	(64,980)
Net Cash Used in Investing Activities	72,910	(64,980)
Cash Flows from Financing Activities:
Proceeds from note payable	-	40,000
Proceeds from short term advances	16,000	-
Net change on line of credit	34,639	38,100
Cash Flows Provided by Financing Activities:	50,639	78,100

Net Change in Cash	28,041	12,134
Cash at Beginning of Year	39,299	32,366
Cash at End of Year	$ 67,340	$ 44,500

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ 500,000	$ -
Settlement of accounts payable with common stock	$ 21,852	$ -
Net TORtec assets purchased with common stock	$ 514,368	$ -
Note payable treated as contributed capital	$ 20,000	$ -

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements (Unaudited)

December 31, 2017 and March 31, 2017

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

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”), the transaction closed on December 4, 2017, with TORtec Group, a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec. Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s common stock were issued to the TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the TORtec shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition.

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. ("Capital Vario"), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.  Stephen Smoot became the President/CEO and Director of TORtec Group on September 8, 2017. At the date of acquisition, TORtec's assets and liabilities were recorded at their fair market value, which was consistent with the carrying value of those assets. The consideration in excess of the net assets was expensed as an additional cost of the acquisition.. At the time of acquisition, TORtec had recently been incorporated and didn't have significant operations for which would constitute a business. Thus, the Company treated the transaction similar to an asset purchase with no goodwill being recorded in connection with the transaction. In addition, , the historical financials will represent those of the Company's and the operations of TORtec will be included from December 4, 2017 forward. No goodwill was recorded in connection with the transactions. In addition, pro-forma financial statements haven't been provided due to the limited operations of TORtec. The Company acquired TORtec to expand its operations and felt it was a good compliment to the entering services currently provided.

In connection with the transaction, the Company valued the 90,000,000 shares of common stock provided to the TORtec shareholders at $5,203,643. This value was based upon the conversion rate of  $0.0578 which was used to convert the Capital Vario line of credit into shares of  the Company's common stock.  In addition, $25,000 was provided to the Company prior to the date of acquisition. The transaction was a recapitalization of the Company through a share exchange for which the consideration provided was recorded at fair market value.The following is a summary of the carrying value of TORtec's asset and liabilities as of December 4, 2017 and the additional amount of consideration recorded:

Assets (Liabilities):
Cash	$72,910
Deposits - Related Party	461,458
Short-term Advances	(20,000)

Net assets	$514,368

Consideration paid - common stock	(5,203,643)

Additional consideration	$(4,689,275)

TORtec Group, Inc.

On September 9, 2017, TORtec entered into General Agreement No. US-17 on cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology.  The Exclusive License Agreement grants to TORtec an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.

The TOR-technology equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.

In some cases, the quality and composition of the materials and liquids processed are new.  This TOR-technology has the potential to influence the efficiency and quality of the micro-pulverization industry for re-mineralizing soil, conserve energy, cleanup and extract value from mining waste piles and to create new bio-products and metal-ceramic composites.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying balance sheet as of December 31, 2017, and the statements of operations and cash flows for the three and nine months ended December 31, 2017, and 2016, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited. The results of the three and nine months ended December 31, 2017, are not necessarily indicative of the results to be expected for the year ending March 31, 2018, any other interim period, or any other future year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TORtec. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information.

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•

Level 1 - quoted market prices in active markets for identical assets or liabilities

•

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2017, and March 31, 2017, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2017, and March 31, 2017, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the nine months ended December 31, 2017, services provided to one customer, a related party, accounted for 61.4% of total revenues. During the nine months ended December 31, 2016, services provided to two customers accounted for 46.7% (related party) and 38.5% of total revenues.  One of these customers is considered a related party; see Note 7. Management believes the loss of these customers would have a material impact on the Company.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of December 31, 2017, and 2016, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standard Updates (“ASUs”) to amend the authoritative literature in Accounting Standards Codification (“ASC”). There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company's operations.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at December 31, 2017, and March 31, 2017:

	December 31, 2017	March 31, 2017
Computers and equipment	$ 75,073	$75,073
Vehicles	11,880	11,880
Total	86,953	86,953
Less: accumulated depreciation	(35,821)	(24,324)
Net Value	$ 51,102	$ 62,629

Depreciation expense for the nine months ended December 31, 2017, and 2016, was $11,527 and $3,500, respectively.

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

During the year ended March 31, 2017, two individuals advanced the Company a total of $40,000. The advances do not incur interest and are due on demand.  The proceeds were used to purchase drilling equipment, which was used on one of the Company’s projects. in November 2017, both advances were forgiven and are no longer due. One of the individuals, had recently become a shareholder of TORTec through services provided to that entity. Thus, the $20,000 advance forgiven by this individual was treated as a capital contribution and recorded within additional paid-in capital. The other individual is a vendor of the Company and was recorded within gain on extinguishment.

During the three months ended December 31, 2017, the Company received short term advances of $16,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheet.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

NOTE 6 - SHAREHOLDERS’ DEFICIT

On August 24, 2017, the Company issued 250,000 shares to a third party for legal services rendered. The Company valued the shares at $14,455, based upon the conversion rate of the line of credit discussed above. The fair value was immediately expensed to general and administrative expense as the performance commitment was complete

On August 24, 2017, the Company also issued 100,000 shares of common stock to a third party in settlement of $21,852 in amounts due in connection with accounting services. The Company valued these shares at $5,782, based upon the conversion rate of the line of credit discussed above. The difference between the fair market value of the shares and the amount forgiven of $16,070 was recorded as a gain on extinguishment of liabilities on the accompanying statement of operations.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

During the three months ended December 31, 2017, and 2016, the Company recorded revenues of $30,840, and $70,997, and during the nine months ended December 31, 2017, and 2016, the Company recorded revenues of $37,730 and $174,809 for services performed for an entity partially owned by the Company’s former Chief Executive Officer, respectively. The Company performs engineering services for the related entity and bills its services based upon time and expenses incurred. The Company’s management maintains that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services.

On September 9, 2017 TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Torrnado M. The total purchase price is 394,000 Euros ($471,957 as of December 31, 2017) for which the Company has paid $461,458. The Company expects to receive the equipment in March or April 2018. The Tornado M will be used in the Company's operations.

See Notes 1 and 4, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after December 31, 2017, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature.  Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment of United States or foreign laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.  For additional forward-looking statement information, see the heading “Forward-Looking Statements” at the forepart of this Quarterly Report on page 4.

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

Past Plan of Operation

In the past, our business has been primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services are engaged, we contract with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project is small and can be handled by our smaller drilling equipment, this service is not contracted out.  Once the soil sample is obtained, it is submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar, our former President, who is a Licensed Professional Geologist in Texas and California, prepares a written report that is sanctioned by the particular laboratory that conducted the analysis. Mr. Lachmar’s licensing as a “Professional Geologist” is a requirement to prepare any such report.  If an REC is identified to exist, then we will provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination.  Acceptable levels are further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern include those that are inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services are basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC is found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assess the environmental impact of any hazardous materials found and prepare the requested report.

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

Acquisition of TORtec Group

On December 4, 2017, the Company acquired 100% of the issued and outstanding shares of common stock of TORtec Group, a Wyoming corporation (“TORtec”), in exchange for which the Company issued a total of 90,000,000 shares of the Company’s restricted common stock, making TORtec a wholly-owned subsidiary of the Company.

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. (Capital Vario), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.   Smoot became the President/CEO and Director of TORtec Group on September 8, 2017.

As part of the Closing of the acquisition, the Company’s then sole director (William C. Lachmar) elected Franc Smidt, Alex Schmidt, Maksim Goncharenko, Jeffrey R. Brimhall, Stephen H. Smoot, and Irina Kochetkova to the Company’s Board of Directors before resigning as an officer and director of the Company.  The following persons were then elected as officers of the Company: Franc Smidt – Chairman of the Board of Directors, Stephen H. Smoot - President and CEO, Alex Schmidt – Vice President, and Irina Kochetkova – Secretary and Treasurer.  Jeffrey R. Brimhall resigned as an officer of the Company but has been appointing to serve as a director.

For additional information concerning the acquisition of TORtec, see the Company’s Current Report on Form 8-K dated December 4, 2017 and filed with the SEC on December 8, 2017.

Future Plan of Operations

In the future, the Company plans to focus its business efforts primarily on the business of TORtec, even though the Company is still currently engaged in identifying any RECs.

On September 9, 2017, TORtec Group entered into General Agreement No. US-17 on cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology.  The Exclusive License Agreement grants to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.    A copy of the Exclusive License Agreement is attached to the Agreement as Annex BB, and incorporated herein by this reference.

The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.

In some cases, the quality and composition of the materials and liquids processed are new.  This TOR-technology has the potential to influence the efficiency and quality of the micro-pulverization industry for re-mineralizing soil, conserve energy, cleanup and extract value from mining waste piles and to create new bio-products and metal-ceramic composites.

Now that the acquisition of TORtec is complete, we will become engaged, through our subsidiary TORtec Group, in the business of harnessing the natural implosion forces of a vortex (tornado), employing resonating frequencies, to disintegrate soft to ultra-hard materials into micron or nano-sized particles. Our first anticipated project utilizing our TOR-technologies will be to bring a mobile TORtec unit to the USA for processing micro-crystalline quartz material from tailings for the purpose of liberating, separating and capturing occluded refractory gold and other precious metals possibly contained therein.  We have identified several properties in the Western United States that might be suitable for our purposes.  We are in negotiations with the owners of those properties to secure long-term processing agreement(s), subject to independent analysis of the precious metal(s) content of their tailings.

Results of Operations

Three Months Ended December 31, 2017, Compared to the Three Months Ended December 31, 2016

During the three months ended December 31, 2017, we had sales of $39,310, compared to $86,662 for the three months ended December 31, 2016, a decrease of $47,352.  Cost of sales for the three months ended December 31, 2017, was $2,306, compared to $28,241 for the three months ended December 31, 2016, a decrease of $8,095.  Cost of sales decreased during the three months ended December 31, 2017, due to most of our services being primarily performed by our former chief executive officer. The gross profit percentage increased during the period due to lack of additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was needed.  In addition, during fiscal 2017, 78% of our sales were generated from a related party entity whereby approximately 81% was generated from a related party entity in the prior comparable period. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the three months ended December 31, 2017, were $76,486, compared to $28,241, during the three months ended December 31, 2016, an increase of $48,245.  The increase in general and administrative expenses during the three months ended December 31, 2017, was directly related to additional compensation paid our former Chief Executive Officer and additional professional fees paid in connection with the TORtec acquisition.

Nine Months Ended December 31, 2017, Compared to the Nine Months Ended December 31, 2016

During the nine months ended December 31, 2017, we had sales of $61,423, compared to $215,241 for the nine months ended December 31, 2016, a decrease of $153,818.  Cost of sales for the nine months ended December 31, 2017, was $4,949, compared to $65,970 for the nine months ended December 31, 2016, a decrease of $61,021.  Cost of sales increased during the nine months ended December 31, 2017, due primarily to an increase in revenues. The gross profit percentage decreased during the current year due to additional costs incurred for contract work paid to third parties for their assistance, and in the previous period, this assistance was not needed.  In addition, during nine months ended December 31, 2017, 61% of our sales were generated from a related party entity whereby 81% of our sales were generated by this related party for the nine months ended December 31, 2016. We have seen an increase in the need for our services due to increased activity in the construction industry in Southern California.  However, we are continuing to see significant pressure on fees within our industry due to competition.

General and administrative expenses during the nine months ended December 31, 2017, were $169,067, compared to $151,963, during the nine months ended December 31, 2016, an increase of $17,107.  The increase in general and administrative expenses during the nine months ended December 31, 2017, was directly related to additional compensation paid our former Chief Executive Officer and additional professional fees paid in connection with the TORtec acquisition.

Liquidity

Current assets at December 31, 2017, included cash of $67,340.  At December 31, 2017, we had a positive working capital of $16,974, as compared a negative working capital of $431,315 at March 31, 2016.  The positive working capital at December 31, 2017, is a result of the most of the Company's liabilities being either forgiven or converted into shares of common stock.

Capital Resources

During the nine months ended December 31, 2017, operating activities used cash of $95,508 compared to $986 net cash used in the nine months ended December 31, 2016, an increase of $94,522. The increase was primary related to the current period net loss being greater than the prior due to an increased amount of costs paid in connection with the TORtec acquisition.

During the nine months ended December 31, 2017, we cash provided by investing activities of $72,910 due to cash received from the TORtec acquisition.  During the nine months ended December 31, 2016, we used cash in investing activities of $64,980 due to the purchase of drilling equipment and vehicles to be used in our operations.

During the nine months ended December 31, 2017, we received cash from financing activities of $50,639 of which $16,000 was short term advances and $34,639 from Capital Vario prior to the conversion into common stock.  $78,100 was provided from proceeds on a line of credit of $38,100 and $40,000 advanced from two third parties which was used to purchase the equipment discussed in investing activities for the nine months ended December 31, 2016.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2017.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item pursuant to Item 305(e) of Regulation S-K.

Item 4.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any other material pending legal proceedings.  To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

Item 1A.

Risk Factors

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information specified by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2017, a total of a total of 90,000,000 shares of the Company’s restricted common stock were issued without registration to the seventeen TORtec shareholders as consideration in exchange for the Company acquiring all 10,000,000 issued and outstanding shares of TORtec common stock, making TORtec a wholly-owned subsidiary of the Company.  As consideration for the acquisition, the holders of the 10,000,000 shares of issued and outstanding common stock of TORtec received nine (9) shares of our common stock for each one (1) share of TORtec common stock issued and outstanding.  This resulted in an aggregate of 90,000,000 shares of our common stock being issued on the Closing date, December 4, 2017.

The 90,000,000 shares of our common stock issued to the shareholders of TORtec were issued in reliance on one or more exemptions from securities registration.  Each shareholder to whom shares were issued represented to the Company that the shares of the Company being acquired were being acquired for its own account and for investment purposes and not with a view to the public resale or distribution of such shares and each stockholder has further acknowledged that the shares issued were not registered under the Securities Act and are "restricted securities" as that term is defined in SEC Rule 144 promulgated under the Securities Act and must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available.  The shares were issued in reliance on the exemptions provided in Section 4(2) of the Securities Act, SEC Rule 506 or SEC Regulation S, and any stock certificates representing those shares contain an appropriate restricted legend.

There were no underwriters involved in the issuance of the shares, and there were no underwriting discounts or commissions paid in connection with the issuance of the shares.  All of these share issuances were reported in a Current Report on Form 8-K dated December 4, 2017, filed with the SEC on December 8, 2017.

For a description of any other sales of shares of the Company’s unregistered stock made in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2014.

Item 3.

Defaults Upon Senior Securities

This Item is not applicable.

Item 4.

Mine Safety Disclosures

This Item is not applicable.

Item 5.

Other Information

This Item is not applicable.

Item 6.

Exhibits

(a)

Exhibits:

Exhibit 3.1**

Articles of Incorporation of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

Exhibit 3.2**

By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS

XBRL Instance Document

Exhibit 101.PRE

XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.LAB

XBRL Taxonomy Extension Label Linkbase

Exhibit 101.DEF

XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.CAL

XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.SCH

XBRL Taxonomy Extension Schema

**10-K Annual Report for the fiscal year ended March 31, 2017, which was filed with the SEC on August 21, 2017.

**Prospectus filed with the SEC on January 8, 2013.

**Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT RESOURCES, INC.

Date: February 20, 2018

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: February 20, 2018

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer