Form 10-K
period 2018-03-31
Geo Point Resources, Inc.
filed 2018-07-12
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2018

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $401,322 based on 668,870 shares being held by non-affiliates as of September 30, 2017, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.60.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 12, 2018, the Registrant had 100,000,000 shares of common stock outstanding.

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

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Utah at its inception and were commenced as a “DBA” in 1997, by Geo Point Utah’s founder, William C. Lachmar, who then served as our President and sole director, in the State of California.  The Company operated this business until February 2018 when Mr. Lachmar died.  The Company has no plans to continue this business following Mr. Lachmar’s death..

On November 22, 2017, (the Company entered into a Share Exchange Agreement (the “Agreement”) with TORtec Group, a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec.  The acquisition of TORtec by the Company was successfully consummated on December 4, 2017.

Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s restricted common stock were issued to the seventeen TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the TORtec shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition.  New directors and officers of the Company were appointed in connection with the acquisition.

On September 9, 2017, TORtec Group entered into General Agreement No. US-17 on cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology.  The Exclusive License Agreement grants to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.  The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.     A more detailed description of the acquisition is included in the Company’s two Current Reports on Form 8-K: (a) dated November 22, 2017 and filed with the SEC on November 29, 2017; and (b) dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018; both of which are incorporated herein by this reference.

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  A copy of this License Agreement is attached to this Annual Report as Exhibit 10.1.

On September 9, 2017, TORtec entered into an agreement with MTM Center GmbH, then a shareholder of TORtec, for the construction of a mobile machine that utilizes the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros ($474,159 as of September 9, 2017 date of the agreement).  On March 3, 2018 the agreement was amended to the amount of 305,535 Euros or $367,696 representing the original amount of 394,000 Euros or $474,159 less the amount of 88,465 Euros or $106,463 originally allocated to the Kaeser screw-compressor, plus the additional amount of 48,040 Euros or $57,814 in the form of prepayment for transportation and expenses of technical personnel to come to the USA to commission the mobile “TORNADO M” unit and payment in advance for an additional vortex chamber with resonating frequency rings for additional applications for the mobile “TORNADO M” unit, including transportation & insurance to Idaho.

The Company has paid the total amount of two (2) payments totaling 354,600 euros or $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee. The Company expects to receive the Tornado M machine in July 2018. The Tornado M will be used in the Company's operations.

Business

The TORtec Technology Business

As described above, the Company s wholly-owned subsidiary, TORtec Group, entered into an Exclusive License Agreement on cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America with the parties that invented the TOR-technology. The Exclusive License Agreement grants to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.  The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system. This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.

The TOR Technology

A new technology is being used inside the resonance “Tornado” mills, a noncontact material grinding, where the grinding processes are performed by means of an air vortex, artificially produced in an enclosed space within the processing chamber.

As an energy carrier (fuel), the following may be used:

• pressurized air (compressor or a turbine);

• any inert gas supplied under pressure

• high-pressure steam (superheated steam);

• the medium in the supercritical state (fluids), such as (CO2);

• cooling agents

The resonant vortex “TORNADO” installation is a gas-dynamic mill in which the technology of cascaded adiabatic resonance impact grinding is implemented, impact velocities of which are close to a breakdown threshold. The installation is designed in a way so that any particle of the input material gets literally torn by the repeated crossing of the differential pressure zones in the intervortex vacuum chamber, which produces ultrahigh gradient (pressure drops) at the interface (up to hundreds of thousands atmospheres).

When the material is injected into such area of pressure differential, a rupture of the material’s structure and clusters occurs. Such mechanism can be compared to the mechanism of material’s sample destruction, which is done in order to determine its strength characteristics at tensile test plants. That is, the grinding occurs not due to the friction or any other mechanic force, but by “air” and resonances, which provide a high and efficient performance, great flow rate of raw material as well as inexpensive exploitation (no rubbing parts) with low power consumption.

The TOR technology can be used for: (1) micropulverization; (2) blending of materials; and (3) concentrating of materials.

Principal Products or Services and their Markets

The Company has no present contracts to provide any products or services.  The Company has been in contact with companies that sell zeolites about the possibility of using the TOR technology to break down or reduce the size of zeolites to approximately 3 to 5 microns in size, which can then be used for different commercial purposes.  Once the Tornado M machine arrives, the Company intends to test it on zeolites first.  If the technology is successful, then the Company may pursue a contract with these third parties.

According to Explainthatstuff.com, “zeolites are hydrated aluminosilicate minerals made from interlinked tetrahedra of alumina (AlO4) and silica (SiO4). In simpler words, they're solids with a relatively open, three-dimensional crystal structure built from the elements aluminum, oxygen, and silicon, with alkali or alkaline-Earth metals (such as sodium, potassium, and magnesium) plus water molecules trapped in the gaps between them. Zeolites form with many different crystalline structures, which have large open pores (sometimes referred to as cavities) in a very regular arrangement and roughly the same size as small molecules.  There are about 40 naturally occurring zeolites, forming in both volcanic and sedimentary rocks; according to the US Geological Survey, the most commonly mined forms include chabazite, clinoptilolite, and mordenite. Dozens more artificial, synthetic zeolites (around 150) have been designed for specific purposes, the best known of which are zeolite A (commonly used as a laundry detergent), zeolites X and Y (two different types of faujasites, used for catalytic cracking), and the petroleum catalyst ZSM-5 (a branded name for pentasil-zeolite).”

Distribution Methods of the Products or Services

We have not yet commenced active operations with our TOR technologies business.  We do not advertise our services in any publications. We may choose to seek customers through advertising in the future, or we may use cold calling, or possibly demonstrate our services at trade shows.  We hope to obtain customers through referrals once we commence active operations.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service, other than the delivery of the Tornado M machine which is expected to arrive in July 2018.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

We are not aware of any companies that have access to the TOR technology in our licensed territory.  However, there are companies that have other technologies that can be used for (1) micropulverization; (2) blending of materials; and (3) concentrating of materials.  These competitors use planetary jet mills that can reduce the size of materials.  These competitors include mostly large and well-funded entities whose businesses and subsidiaries focus on the industries in which we intend to operate.  In this respect, we are at a distinct disadvantage to these competitors.  We believe our competitive position in this industry as a whole is not presently significant.

However, we believe that the other existing technologies are more expensive to operate than the projected costs of using the TOR technology.  If we are correct in our assessment, and if the TOR technology proves to work well commercially in the business areas that we intend to target, we believe that we may have a competitive advantage based on reduced cost.

Seasonal Nature of Our Business

Our business is not a seasonal business since we can process material which is mined and delivered year-round.

Dependence on One or a Few Major Customers

As of the present time, we have no customers.  Once we commence active operations, we will target our first customer, and hope to grow from there.  We expect that in the first year or two of our active operations, we will likely rely on a few customers for the success of our business, and that the loss of any customer may have a material adverse effect on our business.

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements or Labor Contracts, including Duration

On June 5, 2018 the United States Patent and Trademark Office issued TORtec Group, the Company’s wholly-owned subsidiary, the Trademark “TORtec” as Registration Number 5,484,711 under International Class 7 (Crushing machines for industrial purposes; Machines, namely, crushers, impact mills, breakers, pulverizers, mixers and blenders and parts therefor, for industrial and commercial applications).

We do not hold any patents; however, through our TORtec Group subsidiary, we have an Exclusive License Agreement with SRI TP (Scientific Research Institute of Technological Progress, Cyprus) and its successor-in-interest TORtec Forschungsinstitut GmbH, a limited liability company organized under the laws of Switzerland, MTM Center GmbH, TOR Biologos GmbH, and Vortex Technologies Ltd. (related parties that invented the TOR-technology collectively referred to as “Party 1”).  The Exclusive License Agreement grants to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.

The material terms of the Exclusive License Agreement are as follows:

-

Party 1 will ensure the joint activity under this Agreement by an exclusive, territorial, irrevocable and perpetual license for the territory of North, Central and South America for the mining industry, the enrichment of rocks and the processing of mineral raw materials and technogenic accumulations and General world-wide licenses for the commercial use of the intellectual property of the complex TOR-technologies and Tornado utility models in the framework of this Agreement via separate License Agreements;

-

The Parties will first ensure the registration of the specialized legal entities in the United States and the ordering and manufacturing, installation, training and commissioning of the “Tornado C” target installations for the US center of mining and processing technology and the “Tornado M” mobile line for pilot technology development of the “dry” method for enrichment of rocks, and in general for disintegration, mechano-activation and mechanochemical synthesis of minerals at the micron and submicron levels of particles and their mixtures within 4 months from the time of investment of Party 2;

-

Party 1 guarantees the effectiveness of the technology and the production of an assortment of products and services in the areas of application of TOR-technologies and useful models of "Tornado" and projects identified in the Exclusive License Agreement;

-

The parties jointly determine the strategy of development and the selection of priorities for the implementation of projects;

-

The parties agree that the dividend policy, program of action and budget of the Company will be approved by a separate document;

Need for any Governmental Approval of Principal Products or Services

We are not aware of any governmental approval of our licensed TOR technology or our services, other than obtaining a standard business license in each jurisdiction where we will operate.

Effect of Existing or Probable Governmental Regulations on the Business

We are not aware of any existing or probable governmental regulation of our business that is unique to our industry.

Estimate of the Amount Spent during each of the last two Fiscal Years (or since Inception if shorter)

We have not spent any funds on research and development since TORtec Group’s inception in September 2017.

Costs and Effects of Compliance with Environmental Laws

At this time, we do not anticipate having to spend funds on compliance with environmental laws in the industries that we intend to operate.

Number of Total Employees and Number of Full-Time Employees

At this time, we do not have any employees.  Our officers and directors intend to provide services on an as needed basis until such time as the Company hires employees.

Our Former Environmental Remediation Business

As described above, the Company operated this business until February 2018 when Mr. Lachmar died.  The Company has no plans to continue this business following Mr. Lachmar’s death.

Our former environmental remediation business was primarily comprised of services related to identifying any recognized environmental condition (“REC”) or the lack thereof as provided by the federal, state or local governmental agencies in any real property of any owner, potential owner or lender, governmental agency or other person that may have a concern or may have or be seeking an interest in the subject property.  Once our services were engaged, we contracted with a drilling company to drill into the ground locations selected by us to collect a physical soil sample; if the project was small and could be handled by our smaller drilling equipment, this service is not contracted out.  During the fiscal year ended March 31, 2015, the field technician that was trained by Mr. Lachmar and who was subcontracted to be onsite during our drilling operations, left the Company, and Mr. Lachmar was required to resume those duties, which he had been responsible for in earlier fiscal years.  During the first part of fiscal 2017, Mr. Lachmar determined to move the Company from conducting the physical operations that had been previously conducted by it to a company focused strictly on the professional management the REC services and the leasing of environmental equipment for REC services rather than a contracting company for these services.  The Company acquired and obtained access to some limited drilling and environmental remediation equipment as part of this change in course and pursued this new course of business through February 2018. This change in the scope of our business operations limited the services available for bid by the Company.  Mr. Lachmar would review the “Scope of Work” for particular proposals that came within the Company’s business focus, and if a particular proposal was one that required the physical efforts of Mr. Lachmar onsite, he would not bid on the project, but would refer the proposed project to another party for contracting, with the understanding that such party would lease the equipment of the Company for any such project to the extent that the Company had the equipment necessary to perform the required field work on the project.  Once the soil sample was obtained, it was submitted to a State of California certified laboratory for analysis of the existence of hazardous materials.  Based upon the laboratory’s analysis, William C. Lachmar prepared a written report that was sanctioned by the particular laboratory that conducted the analysis.  Mr. Lachmar’s licensing as a “Professional Geologist” was a requirement to prepare any such report.  If an REC was identified to exist, then we would provide project management and engineering conclusions and recommendations necessary to remediate the property and bring it back into regulatory compliance based upon the California tables of acceptable levels of product contamination.  Acceptable levels were further qualified based upon residential, commercial and industrial zoned properties, with the residential levels being the most stringent.  Examples of contaminations that result in concern included those that were inadvertently or otherwise inoculated into the shallow subsurface soils or groundwater, like gasoline, diesel fuel, dry cleaning fluid, rocket fuel, arsenic, mercury, lead and other toxic substances.  These services were basically the same in each project: examine the property; drill or have it drilled for soil samples; submit the soil samples to a State of California certified laboratory; prepare a report on the soil samples; and if an REC was found to exist, provide the described services, directly or through subcontractors, by or under the supervision of Mr. Lachmar.  Sometimes, we merely assessed the environmental impact of any hazardous materials found and prepared the requested report.

We also provided consulting and compliance services for new utility installation and general site erosion control for housing tracts and updating service station underground storage tanks and fuel dispensing systems to comply with continually changing California Air Resources Board (“CARB”) regulations.

Principal Products or Services and their Markets

Our environmental remediation services generally included:

•

Construction and Emergency Response;

•

Demolition, Remediation and Restoration;

•

Subsurface Investigation;

•

Water and Wastewater Treatment;

•

Engineering and Environmental Consulting;

•

Environmental Permitting and Compliance; and

•

Litigation Support.

Distribution Methods of the Products or Services

We did not advertise our services in any publications, and we relied primarily on past customers for repeat business, including large property management companies, wholesale fuel distributors and automobile dealers, among others, for referrals.   Most of our referrals came from two long standing clients; or three major commercial real estate management companies in California; or two health specialists to whom we paid commissions for referrals.

All chemicals required for our services were supplied by subcontractors and were readily available. We did not store any regulated chemicals or waste at our facilities; nor did we manufacture any such products.

We had no real suppliers of products other than some environmental hand held equipment that was competitively marketed by numerous distributors, and there was little chance that any equipment that was necessary to conduct our environmental services would not be available to rent or purchase.

Status of any Publicly Announced New Product or Service

We have not had any recent public announcement of any new product or service.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

Our competitors in the environmental remediation business included mostly large and well-funded entities whose businesses and subsidiaries focused solely on the industries in which we operated.  In this respect, we were at a distinct disadvantage to those competitors.  Our services were limited to smaller projects by reason of our limited financial resources and staff.  We believe our competitive position in this industry as a whole was not significant.

Our principal competitors included AECOM Technology Corporation, URS, Kleinfelter, Levine Fricke, CH2M Hill Companies, Ltd., The Reynolds Group and Geosyntec, most all of which were larger, well financed multinational publicly-held companies or divisions or subsidiaries of large, well financed multinational companies.

Seasonal Nature of Our Business

The second quarter of our fiscal year (July 1 to September 30) was typically our strongest quarter in the environmental remediation business. The U.S. federal government has historically authorized more work during the period preceding the end of its fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 have historically accelerated spending during the fiscal first quarter when new funding budgets become available.

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2018, services provided to two customers accounted for 57.5% (related party) and 28.4%  of total revenues.  One of these customers, which represented 57.5%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below). Management believed the loss of these customers would have a material adverse impact on the Company.  During the fiscal year ended March 31, 2017, services provided to two customers accounted for 81.95% and 10.00% of total revenues.  One of these customers, which represented 81.95%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below).

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2018, and 2017.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our last two fiscal years ended March 31, 2018, and 2017.

Cost and Effects of Compliance with Environmental Laws

We do not maintain any hazardous chemicals on-site, and those chemicals we utilized in our remediation services were shipped directly to the impacted site from the supplier of chemicals, with all the proper manifests by a certified Hazardous Materials transporter.  These chemicals are available from a wide array of suppliers.

We neither store nor manufacture any materials that require us to maintain any federal, state or local permits. Accordingly, the cost and effects of compliance with environmental laws on our business is negligible.

Number of Total Employees and Number of Full-Time Employees

We had only one employee, Mr. Lachmar, our former President; who died in February 2018.

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

ITEM 2:  PROPERTIES

Our facilities were located at 1421 East Pomona Street, Santa Ana, California 92705 until February 2018.  Since then we have used the address of TORtec Group’s Wyoming registered agent at 30 N. Gould Street, Suite R, Sheridan, Wyoming 82801 to receive mail.  Our CEO, Stephen H. Smoot, also maintains an office in his home in Ammon, Idaho.  Our telephone number is (307) 220-3226. The Company pays no monthly rent for the use of these facilities.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2018, and 2017.  These bid prices were obtained from the FINRA composite feed or other qualified interdealer quotation medium.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2018
April 1 through June 30, 2017	.60	.60
July 1 through September 30, 2017	.60	.60
October 1 through December 31, 2017	.60	.60
January 1 through March 31, 2018	.60	.60
March 31, 2017
April 1 through June 30, 2016	.60	.60
July 1 through September 30, 2016	.60	.60
October 1 through December 31, 2016	.60	.60
January 1 through March 31, 2017	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have approximately120 shareholders, not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2018, the following sales of the Company’s common stock were made without registration:

(a)

As reported in a Current Report on Form 8-K dated August 24, 2017, and filed with the SEC on August 24, 2017, effective August 24, 2017, we entered into a Stock Purchase Agreement (the “SPA”) whereby Capital Vario CR, S.A., a corporation organized under the laws of Costa Rica (“Capital Vario”), acquired 8,647,796 shares of our common stock comprised of “restricted securities” as defined in SEC Rule 144, in consideration of the cancelation of debt owed by the Company under a Commercial Credit Line Agreement with Capital Vario dated January 1, 2013, and as extended on January 1, 2014.  The Purchase Price, as defined in the SPA, was $500,000 ($302,398.53 of principal and $197,601.47 of accrued interest).  A copy of the SPA is attached to that Current Report as an Exhibit, and incorporated herein by reference. We also issued an additional aggregate total of 350,000 shares of our common stock comprised of “restricted securities” for services rendered to our legal counsel and our accountant, 250,000 shares and 100,000 shares, respectively. We relied on the exemptions from registration with the SEC under the Securities Act contained in Regulation S of the SEC and Section 4(a)(2) of the Securities Act and SEC Rule 506(b) promulgated thereunder for the offer and sale of shares of our common stock to Capital Vario; and Section 4(a)(2) of the Securities Act and SEC Rule 506(b) for the issuance of the additional 350,000 shares of our common stock.  There were no underwriters involved in the issuance of the shares, and there were no underwriting discounts or commissions paid in connection with the issuance of the shares

(b)

As reported in a Current Report on Form 8-K dated December 7, 2017, and filed with the SEC on December 8, 2017, the Company acquired all 10,000,000 of the issued and outstanding shares of common stock of TORtec Group, a Wyoming corporation, pursuant to a Share Exchange Agreement dated November 22, 2017 (the “Agreement”) making TORtec Group a wholly-owned subsidiary of the Company. As consideration for the acquisition, the 17 holders of the issued and outstanding common stock of TORtec each received nine (9) shares of our common stock for each one (1) share of TORtec common stock issued and outstanding and held by them.  This resulted in an aggregate of 90,000,000 shares of our common stock being issued to the holders of TORtec common stock on the December 4, 2017 closing date, in exchange for which the holders of TORtec common stock transferred ownership of all 10,000,000 issued and outstanding shares of TORtec common stock to the Company.  The names of the shareholders and share amounts issued to each are described in the Agreement, a copy of which is attached to a Current Report on Form 8-K (as Exhibit 2.1) filed by the Company on November 29, 2017, and incorporated herein by this reference.   The 90,000,000 shares of our common stock issued to the shareholders of TORtec were issued in reliance on one or more exemptions from securities registration.  Each shareholder to whom shares were issued represented to the Company that the shares of the Company being acquired were being acquired for its own account and for investment purposes and not with a view to the public resale or distribution of such shares and each stockholder has further acknowledged that the shares issued were not registered under the Securities Act and are "restricted securities" as that term is defined in SEC Rule 144 promulgated under the Securities Act and must be held indefinitely unless they are subsequently registered under the Securities Act or an exemption from such registration is available.  The shares were issued in reliance on the exemption provided in Section 4(2) of the Securities Act, SEC Rule 506 or SEC Regulation S, and any stock certificates representing those shares of the Company contain an appropriate restricted legend.  There were no underwriters involved in the issuance of the shares, and there were no underwriting discounts or commissions paid in connection with the issuance of the shares.

 There were no sales of unregistered securities made by us during the fiscal years ended March 31, 2017, or 2016.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2018, or 2017, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2018, or 2017.

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

Plan of Operation

We discontinued our business operations comprising the Engineering and Environmental Divisions’ operations in February 2018 when our former CEO died.

We now intend to focus our efforts on the TOR-technology business described in ITEM 1. BUSINESS above, and are waiting for the delivery of the Tornado M machine in July 2018.

Results of Operations

Year Ended March 31, 2018, Compared to Year Ended March 31, 2017

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $82,580 in the fiscal year ended March 31, 2018 compared to a gain of $48,216 in the prior year.  Because of the discontinued operations, we reported no sales in either fiscal year ended March 31, 2018 or 2017.

General and administrative expenses during the fiscal year ended March 31, 2018, were $114,328, compared to $225,969, during the fiscal year ended March 31, 2017, a decrease of $111,641.  The decrease in general and administrative expenses was related to a decrease in allowances on notes receivables recorded during fiscal 2017. In the fiscal year ended March 31, 2018 we had an expense of $4,689,275 for the fair value of shares issued in connection with the TORtec assets.  We had no similar expense in the fiscal year ended March 31, 2017.

We had a gain on extinguishment of liabilities of $16,070 in the fiscal year ended March 31, 2018, and no similar gain in the prior year.  We had a gain on collection of reserved note receivable of $20,000 in the fiscal year ended March 31, 2018, and no similar gain in the prior year.

We had other expenses, which primarily consisted of interest expense of $26,682 in fiscal 2018 and $59,501 in fiscal 2017, a decrease of $32,819, primarily related to the decrease in the balance owed in the most recent year

In the fiscal year ended March 31, 2018 we experienced a net loss of $4,876,795, or approximately $0.07 per share, compared to a net loss of $237,254, or approximately $0.24 per share, in the fiscal year ended March 31, 2017.  The increase in net loss in the later period is largely due to the expense associated with the fair value of shares issued in connection with TORtec assets and also the loss associated with the discontinued operations.

Liquidity and Capital Resources

Current assets at March 31, 2018, included $31,684 in cash, a decrease of $7,615 from total current assets of $39,299 at March 31, 2017.

At March 31, 2018, we had a negative working capital of $28,759, as compared to negative working capital of $484,495 at March 31, 2017.

Capital Resources

During the fiscal year ended March 31, 2018, operating activities used cash of $157,164, as compared to $267 in net cash used for the fiscal year ended March 31, 2017.

During the fiscal year ended March 31, 2018, investing activities provided cash of $93,910, as compared to $78,400 cash used in investing activities during the fiscal year ended March 31, 2017.  In 2018, we received cash from reserved note receivable of $20,000 and $72,910 cash received in the TORtec acquisition.  We also received $1,000 in other assets. In 2017 we purchased equipment which we needed for various jobs for $78,400.

During the fiscal year ended March 31, 2018, financing activities provided cash of $55,639, as compared to $85,600 in cash provided for the fiscal year ended March 31, 2017.  Financing activities consisted of $21,000 in proceeds from short term advances – related parties and $34,639 in an increase in the line of credit in fiscal year 2018.  In fiscal year 2017, we received $40,000 in proceeds from note payable and $45,600 in an increase in proceeds from our line of credit, the proceeds of which were used for operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2018, and 2017.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GEO POINT RESOURCES, INC.

FINANCIAL STATEMENTS

GEO POINT RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Geo Point Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geo Point Resources, Inc. as of March 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014.

Lakewood, CO

July 12, 2018

GEO POINT RESOURCES, INC.

BALANCE SHEETS

	March 31,	March 31,
	2018	2017

ASSETS
Current Assets
Cash	$ 31,684	$ 39,299
Note receivable, net of allowance of $55,000 and $75,000, respectively	-	-
Total Current Assets	31,684	39,299
Note receivable, net of allowance of $100,000 and $100,000, respectively	-	-
Deposit - related party	474,978	-
Discontinued operations	-	63,629
Total Assets	$ 506,662	$ 102,928

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 10,379	$ 198,479
Revolving line of credit	-	267,760
Short term advances - related parties	41,000	-
Short term advances	-	40,000
Discontinued operations	9,064	17,555
Total Current Liabilities	60,443	523,794

Commitments and contingencies

Shareholders' Equity (Deficit)
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
100,000,000 and 1,002,204 shares issued and outstanding, respectively	100,000	1,002
Additional paid-in capital	5,977,077	332,195
Accumulated deficit	(5,630,859)	(754,064)
Total Shareholders' Equity (Deficit)	446,218	(420,867)
Total Liabilities and Shareholders' Equity (Deficit)	$ 506,662	$ 102,928

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

STATEMENT OF OPERATIONS

	For the Year Ended
	March 31,
	2018	2017

Sales	$ -	$ -
Sales - Related Party (Note 8)	-	-
Total Sales	-	-

Operating Expenses
General and administrative (including stock based compensation of $14,455 and $0, respectively)	114,328	225,969
Additional fair value of shares issued in connection with TORTec assets	4,689,275	-
Total Operating Expenses	4,803,603	225,969
Operating Loss	(4,803,603)	(225,969)
Gain on extinguishment of liabilities	16,070	-
Gain on collection of reserved note receivable	20,000	-
Interest expense	(26,682)	(59,501)
Loss before provision for income taxes and discontinued operations	(4,794,215)	(285,470)
Provision for income taxes	-	-
Loss before income (loss) from discontinued operations	(4,794,215)	(285,470)
Discontinued operations	(82,580)	48,216
Net loss	$ (4,876,795)	$ (237,254)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.07)	$ (0.28)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.07)	$ (0.24)
Basic and Diluted Weighted-Average Common Shares Outstanding	65,727,356	1,002,204

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Statements of Shareholders’ Deficit for the Years Ended March 31, 2018, and 2017

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2016	1,002,204	$ 1,002	$ 332,195	$ (516,810)	$(183,613)

Net loss	-	-	-	(237,254)	(237,254)

Balance at March 31, 2017	1,002,204	1,002	332,195	(754,064)	(420,867)

Conversion of revolving line of credit into common stock	8,647,796	8,648	491,352	-	500,000
Common stock issued in connection with accounts payable	100,000	100	5,682	-	5,782
Common stock issued for services	250,000	250	14,205	-	14,455
Common stock issued to TORtec	90,000,000	90,000	5,113,643	-	5,203,643
Contribution of loan payable by related party	-	-	20,000	-	20,000
Net loss	-	-	-	(4,876,795)	(4,876,795)

Balance at March 31, 2018	100,000,000	$ 100,000	$5,977,077	$(5,630,859)	$ 446,218

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Statements of Cash Flows for the Years Ended March 31, 2018, and 2017

	For the Year Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$ (4,876,795)	$ (237,254)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	11,527	19,846
Bad debt expense on note receivable	-	175,000
Loss on disposal of property and equipment	51,102	-
Fair value of shares issued in excess of TORtec assets	4,689,275	-
Common stock issued for services	14,455	-
Gain on extinguishment of liabilities	(36,070)	(29,378)
Reversal of reserve on note receivable	(20,000)	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	22,862	71,519
Net Cash Used in Operating Activities	(157,164)	(267)
Cash Flows from Investing Activities:
Cash received from reserved note receivable	20,000	-
Cash received in TORtec acquisition	72,910	-
Other assets	1,000	-
Purchase of property and equipment	-	(78,400)
Net Cash Provided by (Used in) Investing Activities	93,910	(78,400)
Cash Flows from Financing Activities:
Proceeds from note payable	-	40,000
Proceeds from short term advances - related parties	21,000	-
Net change on line of credit	34,639	45,600
Cash Flows Provided by Financing Activities:	55,639	85,600

Net Change in Cash	(7,615)	6,933
Cash at Beginning of Year	39,299	32,366
Cash at End of Year	$ 31,684	$ 39,299

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ 500,000	$ -
Settlement of accounts payable with common stock	$ 21,852	$ -
Net TORtec assets purchased with common stock	$ 514,368	$ -
Note payable treated as contributed capital	$ 20,000	$ -

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. ("Capital Vario"), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.  Stephen Smoot became the President/CEO and Director of TORtec Group on September 8, 2017. At the date of acquisition, TORtec's assets and liabilities were recorded at their fair market value, which was consistent with the carrying value of those assets. The consideration in excess of the net assets was expensed as an additional cost of the acquisition. At the time of acquisition, TORtec had recently been incorporated and didn't have significant operations for which would constitute a business. Thus, the Company treated the transaction similar to an asset purchase with no goodwill being recorded in connection with the transaction. In addition, the historical financials will represent those of the Company's and the operations of TORtec will be included from December 4, 2017 forward. No goodwill was recorded in connection with the transactions. In addition, pro-forma financial statements haven't been provided due to the limited operations of TORtec. The Company acquired TORtec to expand its operations and felt it was a good compliment to the entering services currently provided.

In connection with the transaction, the Company valued the 90,000,000 shares of common stock provided to the TORTec shareholders at $5,203,643. This value was based upon the conversion rate of $0.0578 which was used to convert the Capital Vario line of credit into shares of the Company's common stock.  In addition, $25,000 was provided to the Company prior to the date of acquisition. The transaction was a recapitalization of the Company through a share exchange for which the consideration provided was recorded at fair market value. The following is a summary of the carrying value of TORtec's asset and liabilities as of December 4, 2017 and the additional amount of consideration recorded:

Assets (Liabilities):
Cash	$72,910
Deposits - Related Party	461,458
Short-term Advances	(20,000)
Net assets	$514,368
Consideration paid - common stock	(5,203,643)
Additional consideration	$(4,689,275)

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, Geo Point Resources, Inc.'s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements for the year ended March 31, 2017 have been retroactively restated to reflect the discontinued operations. The following is a summary of discontinued operations included within the consolidated financial statements as of March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017

ASSETS
Furniture and equipment, net of accumulated depreciation of $0 and
$24,324, respectively	$ -	$ 62,629
Other assets	-	1,000
Total Assets - Discontinued Operations	$ -	$ 63,629

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 17,555
Total Current Liabilities - Discontinued Operations	$ 9,064	$ 17,555

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

The following is a summary of discontinued operation for the years ended March 31, 2018 and 2017:

	For the Year Ended
	March 31,
	2018	2017

Sales	$ 22,140	$ 43,332
Sales - Related Party (Note 8)	43,510	198,074
Total Sales	65,650	241,406

Operating Expenses
Cost of sales	14,488	63,818
General and administrative	102,640	158,750
Other income	-	(29,378)
Gain on extinguishment of liabilities	(20,000)	-
Disposal of property and equipment	51,102	-
Total Operating Expenses	148,230	193,190
Operating Income (Loss) - Discontinued Operations	$ (82,580)	$ 48,216

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital and an accumulated deficit. The Company has relied upon advances from related parties and other loans to fund its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TORtec. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

As of March 31, 2018 and 2017, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2018 and 2017, due to the short-term nature of these items.

Concentration of Credit Risks and Customer Concentrations

During the year ended March 31, 2018, services provided to two customers, accounted for 66.3% (related party) and 28.4% of total revenues, respectively. During the year ended March 31, 2017, services provided to two customers accounted for 82.0% (related party) and 10.0% of total revenues.  One of these customers is considered a related party; see Note 8. In addition, as discussed in Note 1, the Company discontinued the operations of Geo Point Resources, Inc. Management believes the loss of these customers had a material impact on the Company.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2018 and 2017, the Company did not have any cash deposits in excess of FDIC limits.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2018, and 2017, impairments are not present. See Note 3, for discussion of loss on disposal of property and equipment.

Revenue Recognition

The Company recognizes revenue when it is realized and earned.  The Company considers revenue realized or realizable and earned when: (1) it has persuasive evidence of an arrangement; (2) services have been rendered and are invoiced; (3) the price is fixed or determinable; and (4) collectability is reasonably assured.

The Company’s primary source of revenue had been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange. Revenues from providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange are recognized after services have been performed.  The Company also had operations associated with the oil and gas segment that have limited activity and have not yet generated revenues.  All revenues are reported inclusive of shipping and handling costs billed and exclusive of any taxes billed to customers, if any.  Shipping and handling costs incurred, if any, are reported in cost of products sold. See Note 1 for discussion regarding the discontinuance of the Company's Environmental and Engineering Divisions.

See Note 8 for revenue transactions with a related party.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

Cost of Sales

Included within cost of sales are materials and costs of services directly related to revenues generated.

Research and Development

Research and development is primarily related to developing and improving methods to detect oil and gas reserves. Research and development expenses are expensed when incurred.  No such expenses were incurred during the years ended March 31, 2018 and 2017.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2018 and 2017, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)”, which does not change the core principles of ASU No. 2014-09 discussed below, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however, in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective April 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows as there are currently no revenue generating activities.

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes existing revenue guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The implementation of this new standard will require companies to use more judgment and to make more estimates than under current guidance and to expand their disclosures to include information regarding contract assets and liabilities as well as a more disaggregated view of revenue. The standard, as amended, is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective April 1, 2018. The Company does not expect the adoption of this new standard to have a material impact on the

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

Company’s financial position, results of operations or cash flows as there are currently no revenue generating activities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower. During the year ended March 31, 2017, due to the delays in repayment, the Company reserved 100% of this receivable. During the year ended March 31, 2018, the Company collected $20,000 of this receivable and recorded as other income.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Computers and equipment	$ -	$ 75,073
Vehicles	-	11,880
Leasehold improvements	-	-
Total	-	86,953
Less accumulated depreciation		(24,324)
Net Value	$ -	$ 62,629

Depreciation expense for the years ended March 31, 2018 and 2017, was $11,527 and $19,846, respectively. The Company recorded a loss of $51,102 in connection with disposing of equipment related to the operations of the Environmental and Engineering Divisions as discussed in Note 1.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

During the year ended March 31, 2018, the Company received short term advances of $21,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheet.

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

Common Stock

On August 24, 2017, the Company issued 250,000 shares to a third party for legal services rendered. The Company valued the shares at $14,455, based upon the conversion rate of the line of credit discussed above. The fair value was immediately expensed to general and administrative expense as the performance commitment was complete.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

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

See Note 1 for disclosure of additional shares and Note 4 for an additional equity transaction.

NOTE 7 - INCOME TAXES

For the years ended March 31, 2018 and 2017, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $536,000 and $446,000 at March 31, 2018 and 2017, respectively, and will expire beginning in the year 2034. The primary difference between the Company’s statutory and effective tax rate relates to non-deductible stock based compensation charges and a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2018 and 2017 consisted of tax effected net operating losses of $160,087 and $151,729, respectively. During the years ended March 31, 2018 and 2017, the valuation allowance increased by $8,358 and $94,011, respectively. The approximate reduction of the tax effected net operating losses due to the change in the corporate income tax rates was approximately $22,000 during the year ended March 31, 2018.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2014 through 2017 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2014 through 2017 and currently does not have any ongoing tax examinations.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018 and 2017, the Company recorded revenues of $43,510 and $198,074 for services performed for two entities partially owned by the Company’s former Chief Executive Officer, respectively. The Company performed engineering services for the related entities and billed its services based upon time and expenses incurred. The Company’s management maintained that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services. In addition, during the year ended March 31, 2018, the Company paid $9,600 to one of these related entities in connection with testing services. The revenues and expense are included within discontinued operations.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements

March 31, 2018 and 2017

On September 9, 2017 TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company expects to receive the equipment in second quarter of fiscal 2019. The Tornado M will be used in the Company's operations.

See Notes 1 and 4, for additional related party transactions.

NOTE 9 - SUBSEQUENT EVENTS

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result. This License Agreement expanded the licensed territory from North, Central and South America to the entire world.

The Company has evaluated subsequent events after March 31, 2018, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and our CFO, concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective and that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2018, our internal controls over financial reporting were not effective.

During the year ended March 31, 2018, the CEO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2017. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

•

Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions.  The individual is also responsible for financial and regulatory reporting.

We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, Management is maintaining adequate records to substantiate transactions.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Franc Smidt	Chairman	December 4, 2017	*

Stephen H. Smoot	President, CEO and Director	December 4, 2017	*

Alex Schmidt	Vice President and Director	December 4, 2017	*

Irina Kochetkova	Secretary, Treasurer and Director	December 4, 2017	*

Jeffrey R. Brimhall	Director	December 4, 2017	*

*  Presently serve in the capacities indicated. Each director of the Company serves as a director for a term until the next annual meeting of the shareholders of the Company and until his/her successor is elected and qualifies.  Each officer of the Company serves as an officer of the Company for a term until the next annual meeting of the Board of Directors and until his/her respective successor is elected and qualifies.

Background and Business Experience

Chairman of the Board

Franc Smidt, age 55, has served as a director of the Company and as its Chairman of the Board of Directors since December 4, 2017.  Dr. Smidt received a PhD in Economics in 2004.  In 2010 he received a Diploma of Polished Diamond Grader.  Since 2013, Smidt has taken courses in materials science and microbiology.  1983 - 1985 Teacher of German Language and Literature, Kazakhstan; 1985 - 1988 School deputy director, Kazakhstan; 1988 - 1989 School director, Kazakhstan; 1989 - 1990 Chairman, Commercial director, cooperative company “North - West”, Nizhnevartovsk , Russia; 1990 - 1991 President, Interregional agricultural group “АМК”, Kazakhstan 1991; 1991 - 1993 Deputy chairman, administrative council, free economical zone Lisakovsk, Kazakhstan Advisor to Supreme Council of the Republik of Kazakhstan, Co-author, co-elaboration, Law on Free Economic Zones & Land Act of Kazakhstan, Advisor to Chairman of the Geology, Ecology and Natural Resources Committee of Supreme Council Marash Nurtazin (Alma-Ata); 1993 - 1998 Chairman, General Director, Transport company “Transagency-5”, Moscow; 1998 - Dec, 2002 Chairman, Commercial director, trade center JSC “Dastin Market“, Tymen, Russia; Jan, 2003 - 2009 Chairman, Director “Lux Diamond Technologies AG”, Luxembourg; 2003 - today President of the European Association of independent journalists, Luxembourg, honorary post; 2005 - 2012 Chairman, President “MMI-TRUST AG (Holding)“, Luxembourg; 2014 - today Chairman, Director, Scientific Research Institute of Technologiсal Progress, Cyprus and Chairman of Hi-Tech Inovace SRO. Since 1995 Dr. Smidt has published dozens of academic papers and received numerous patents.

Director, President & CEO

Stephen H. Smoot, age 63, has served as a director and as the President and CEO of the Company since December 4, 2017. Smoot has been self-employed since 1983 as a consultant in the area of foreign technology development and transfer.  From 1994 till 1999, Smoot funded and directed research in boundary-air laminar-flow technology resulting in U.S. patents and successful commercial applications.   Smoot assisted in forming, and was president of, Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services Inc. from inception until February 2002.  Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004 and for several years directed and funded research in high-frequency eddy-current particle separation technology.  From 2005 to 2009, Smoot served as director of BMB Munai, Inc. an oil and gas company in Kazakhstan. All companies cited above have been SEC reporting issuers.  Smoot is not a director or nominee of any other SEC reporting issuer.

Director & Vice President

Alex Schmidt.  Mr. Schmidt, age 26, has served as a director and as Vice President of the Company since December 4, 2017.  He was a graduate at the University of Central Lancashire in Business Administration.  In 2014 he incorporated, and now leads, the company Tortec Ltd (Cyprus) which is involved in the scientific and technological development and application of TOR technologies (micronisation of materials). As a result, the first industrial installation under the name “Tornado” was created. In 2015 Tortec Ltd (Cyprus), under the leadership of Schmidt, opened an experimental manufactory with the Tornado installation for producing micro powders, metal carbides and composites (Prague, Czech Republic). In 2016 Tortec Ltd and the Scientific Research Institute of Technological Progress made a factory project for producing micro-powders of metal ceramics, metal oxides, intermetalides and composites with the potential capacity of 2000 tons per year which will be placed in 2018 in Infrapark, Basel (Switzerland). In 2017, Schmidt incorporated and now leads the company TOR Biologos GmbH (Switzerland) for developing applications of TOR Biological technologies in the BIO + project. The project for the bio factory is planned with the technology for the processing of cannabis and extraction of botanical substances, and also extracting of BAS (biological active substance) from phyto-mass of medicinal herbs. In 2017, the companies working on various applications of TOR Technologies in different industries joined TORtec Group, a Wyoming corporation in the USA. Special interests and skills: economics, German, Russian and English language, project financing, development of investment projects and new technologies.

Director, Secretary and Treasurer

Irina Kochetkova, age 65, has served as a director and as Secretary and Treasurer of the Company since December 4, 2017.  Dr. Kochetkova received a B.S. Degree at Moscow Oil & Gas Institute “Academy Gupkin” in 1974 and received a PhD in organic chemistry in 1988.  From 1988 to 1991 she was managing researcher in Moscow Research Institute of Organic Synthesis; from 1991 to present she has been an owner and general director of  Scientific Technical Production Center “EON”, a Russian private limited company;  from 1993 to 2010 she was a shareholder and member of the Board of Directors of  Specinvestbank; for the past twenty-five years acted as a consultant to several foreign companies using Russian know-how and equipment installations in the petro-chemical industries.  The results of this consulting work concluded with installations in Kazakhstan, Russia and Uzbekistan refineries.  Over the same period of time, Kochetkova was also involved in trading petro-chemical products internationally.

Director

Jeffrey R. Brimhall, age 36, served as the Secretary of the Company from June 13, 2012 until December 4, 2017. On December 4, 2017, he resigned as Secretary and was appointed to the Board of Directors of the Company.  Mr. Brimhall is currently employed as Controller of Raisa Energy LLC, a private energy company that invests in domestic oil and natural gas mineral and non-operated working interest. Brimhall was employed as Controller of Inflection Energy LLC from January 2015 until June 2016. Brimhall served as the Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado from January 2010 to December 2015. During that time, he prepared and managed Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. From June 2007 to December 2009, Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. From August 2005 to June 2007, Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. During the past five years, Mr. Brimhall also served as a director for Caspian Services, Inc. and RTS Oil Holdings, Inc., which are no longer SEC registrants, but were at the time Mr. Brimhall served as director. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008.

Agreement Concerning Appointment of Officers and Directors

The Share Exchange Agreement dated November 22, 2017, pursuant to which TORtec Group was acquired by the Company contained the following provision as a condition to closing the acquisition: The directors of the Company immediately prior to the Closing Date shall appoint Mr. Franc Schmidt, Chairman; and up to three other representatives chosen by Mr. Schmidt; Stephen Smoot, Irina Kochetkova & Jeffery R. Brimhall to the Company’s Board of Directors, and thereafter, the current directors of the Company, shall resign, in seriatim, effective as of the Closing Date, and the officers shall be appointed as officers of the Company by the present or new directors, who shall be Stephen H Smoot, CEO & President; Alex Schmidt, Vice President; Irina Kochetkova, Secretary and Treasurer.

Significant Employees

We have no significant employees at the present time.  Our business affairs are handled by our officers and directors for the present time.

Family Relationships.

There are no family relationships between any of our directors and executive officers, except that Jeffrey R. Brimhall is the son-in-law of Stephen H. Smoot.

Directorships Held in Other Reporting Companies

Jeffrey R. Brimhall has served as a director of Geo Point Utah since March 29, 2010; and has served on the Board of Directors of Caspian Services, Inc., a “reporting issuer” under the Exchange Act, since 2010. Mr. Brimhall resigned from Caspian Services, Inc.'s Board of Directors on April 4, 2016.

There are no other directorships in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940 which are currently held, or have been held during the past five years, by any of the Company’s officers or directors.

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

•

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not bee subsequently reverse, suspended or vacated;

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

Section 16(a) Beneficial Ownership Compliance

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Capital Vario CR, S.A. acquired 8,687,911 shares of the Company’s common stock, which then represented 86.87% of all outstanding shares, but did not file a Form 3.  It did file a Schedule 13D on August 30, 2017.  Capital Vario CR, S.A.’s holdings now represent less than 10% of the Company’s outstanding shares.

Code of Ethics

We have adopted a Code of Ethics, and it was attached as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  See Part IV, Item 15.

Corporate Governance

Nominating Committee.  We have not yet established a Nominating Committee, and we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our board of directors.

Audit Committee.  We have not yet established an audit committee.  As of the present time, the entire Board of Directors serves as our audit committee.

Compensation Committee.  We have not established a Compensation Committee or committee performing similar functions.  At the present time, Compensation Committee matters are being handles by our entire Board of Directors.

Independence of Directors.  None of our directors are deemed to be independent directors.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2018, and 2017, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, CEO and CFO until 12, 2017	3/31/18 3/31/17	$56,000$30,000	$0 $15,000	0 0	0 0	0 0	0 0	$3,900 $4,800	$59,900 $49,800
Stephen H. Smoot, CEO since 12/2017	3/31/18	0	0	0	0	0	0	0	0
Irina Kochetkova, CFO since 12/2017	3/31/18	0	0	0	0	0	0	0	0
Jeffrey R. Brimhall, Secretary until 12/2017	3/31/18 3/31/17	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Stock Issued in Connection with the TORtec Group Acquisition

In connection with the transaction, the Company valued the 90,000,000 shares of common stock provided to the TORTec shareholders at $5,203,643. This value was based upon the conversion rate of $0.0578 which was used to convert the Capital Vario line of credit into shares of the Company's common stock.  Many of these shares were received by persons (or their affiliates) who became officers or directors of the Company at the time of the closing of the acquisition.  See Item 12 for a description of the number of shares issued to persons (or their affiliates) who became officers and/or directors of the Company in connection with the TORtec Group acquisition.

Outstanding Equity Awards

We have no equity compensation or similar plans.  We may be required to adopt an equity compensation plan or similar incentive plan to attract and maintain our present management and such additional employees as our business operations may require.  We have no present plans or arrangements to do so.

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2018, and 2017.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt Papur 25, b. 33 Bistritsa/Malinova dolina 1756, Sofia, Bulgaria	18,000,000 shares	18.0%
Common Stock	MTM Center GmbH Feringastrasse 6, Unterfohring 85774, Munich, Germany	13,500,000 shares	13.5%
Common Stock	TOR Biologos GmbH Rothausstrasse 61 4132 Muttenz, Switzerland	13,500,000 shares	13.5%
Common Stock	Mikhail Lvov Russian Federation, Moscow 125057, Leningradskiyprospekt 75, Bld. 1B, Fl. 452	9,900,000 shares	9.9%
Common Stock	Platino Aventuras Internacionales S.A. Aves. 2 & 6, Calle 17, N. 233 San Jose, Costa Rica	7,042,500 shares	7.04%
Common Stock	Sorensen Family Trust dated 12/3/1994 708 Cherapple Circle Orem, Utah 84097	7,042,500 shares	7.04%
Common Stock	Mayrbek Artsuev Russian Federation, Moscow, 121609 Osenniy Boulevard 5, Building 3, Ap. 882	5,400,000 Shares	5.4%

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt	18,000,000	18.0%%
Common Stock	Stephen H. Smoot	0	0%
Common Stock	Alex Schmidt	13,635,000(1)	13.64%
Common Stock	Irina Kochetkova	4,833,334(2)	4.83%
Common Stock	Jeffrey R. Brimhall	0	0%

Note 1:

Alex Schmidt indirectly owns 6,885,000 shares as a 51% owner of MTM Center GmbH (which directly holds 13,500,000 shares) and he indirectly owns 6,750,000 shares as a 50% owner of TOR Biologos GmbH (which directly holds 13,500,000 shares).  He disclaims ownership of the remaining shares held by MTM Center GmbH and TOR Biologos GmbH.  Mr. Schmidt holds sole voting power and dispositive power over the shares held by TOR Biologos GmbH.

Note 2:

Irina Kochetkova directly owns 4,500,000 shares.  She indirectly holds 333,334 shares through Petroleum Group Services Limited, a Trust.

* Percentages are based on 100,000,000 shares of common stock being outstanding on the date of this Annual Report.

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

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may add a subsequent date result in a change in control of the Company.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as described below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

During the year ended March 31, 2018 and 2017, the Company recorded revenues of $43,510 and $197,074 for services performed for two entities partially owned by the Company’s former Chief Executive Officer, respectively. The Company performed engineering services for the related entities and billed its services based upon time and expenses incurred. The Company’s management maintained that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services. In addition, during the year ended March 31, 2018, the Company paid $9,600 to one of these related entities in connection with testing services. The revenues and expense are included within discontinued operations.

On September 9, 2017 TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company expects to receive the equipment in second quarter of fiscal 2019. The Tornado M will be used in the Company's operations.

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

During the year ended March 31, 2018, the Company received short term advances of $21,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheet.

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”), which closed on December 4, 2017, with TORtec Group, a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec. Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s common stock were issued to the TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the TORtec shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition.

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. ("Capital Vario"), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.  Stephen Smoot became the President/CEO and Director of TORtec Group on September 8, 2017. Jeffrey R. Brimhall, son-in-law of Stephen H. Smoot, served as the Company’s Secretary until the closing of the TORtec Group acquisition on December 4, 2017, at which time he resigned the Secretary position and was appointed to the Company’s Board of Directors.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2018, and 2017:

Fee Category	2018	2017
Audit Fees	$37,000	$22,960
Audit-related Fees	0	0
Tax Fees	3,000	0
All Other Fees	0	0
Total Fees	$40,000	$22,960

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

(a)(3)(i)     Exhibits.  The following Exhibits are filed as part of this Annual Report:

Exhibit Number	Description
10.1	License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen H. Smoot, President, CEO and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Irina Kochetkova, Secretary, Treasurer, CFO, and Director.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Stephen H. Smoot, President, CEO and Director.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Irina Kochetkova, Secretary, Treasurer, CFO and Director

Exhibit Number	Description
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference	Where Incorporated in this Annual Report
S-1 Registration Statement 3.1 Articles of Incorporation 3.2 Bylaws	Part I, Item 1

Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

Annual Report on Form 10K for the fiscal year ended March 31, 2013 14 Code of Ethics	Part I, Item 1 Part III, Item 10

8-K Current Report dated May 20, 2013, and filed with the SEC on May 20, 2013 (Reverse split) 3.1 Amended Articles of Incorporation	Part I, Item 1

8-K Current Report dated November 22, 2017, and filed with the SEC on November 29, 2017

2.1          Share Exchange Agreement by and among Geo Point

               Resources, Inc., TORtec Group, and the Shareholders of

               TORtec Group dated November 22, 2017

Part I, Item 1

8-K Current Report December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018	Part I, Item 1

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

GEO POINT RESOURCES, INC.

Date:	July 12, 2018	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 12, 2018	By:	/s/ Irina Kochetkova
Irina Kochetkova, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GEO POINT RESOURCES, INC.

Date:	July 12, 2018	By:	/s/ Franc Smidt
Franc Smidt, Chairman and Director

Date:	July 12, 2018	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 12, 2018	By:	/s/ Alex Schmidt
Alex Schmidt, Vice President and Director

Date:	July 12, 2018	By:	/s/ Irina Kochetkova
Irina Kochetkova,, Secretary, Treasurer, CFO, Chief Accounting Officer and Director

Date:	July 12, 2018	By:	/s/ Jeffrey R. Brimhall
Jeffrey R. Brimhall, Director