Form 10-Q
period 2018-06-30
Geo Point Resources, Inc.
filed 2018-08-20
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

___________________________________________

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

     Outstanding as of August 14, 2018

Common Stock, $0.001 par value

 100,000,000

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of Geo Point Resources, Inc. at June 30, 2018 and March 31, 2018, and the related consolidated statements of operations for the three months ended June 30, 2018 and 2017 and the related consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2019.

GEO POINT RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2018	2018

ASSETS
Current Assets
Cash	$ 6,343	$ 31,684
Note receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Total Current Assets	6,343	31,684
Deposit - related party	474,978	474,978
Total Assets	$ 481,321	$ 506,662

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 15,489	$ 10,379
Short term advances - related parties	41,000	41,000
Discontinued operations	9,064	9,064
Total Current Liabilities	65,553	60,443

Commitments and contingencies

Shareholders' Equity (Deficit)
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,661,309)	(5,630,859)
Total Shareholders' Equity (Deficit)	415,768	446,218
Total Liabilities and Shareholders' Equity (Deficit)	$ 481,321	$ 506,662

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Sales	$ -	$ -
Total Sales	-	-

Operating Expenses
General and administrative	30,450	9,954
Total Operating Expenses	30,450	9,954
Operating Loss	(30,450)	(9,954)
Interest expense	-	(16,298)
Loss before provision for income taxes and discontinued operations	(30,450)	(26,252)
Provision for income taxes	-	-
Loss before income (loss) from discontinued operations	(30,450)	(26,252)
Discontinued operations	-	(26,824)
Net loss	$ (30,450)	$ (53,076)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.03)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.00)	$ (0.03)
Basic and Diluted Weighted-Average Common Shares Outstanding	100,000,000	1,002,204

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (30,450)	$ (53,076)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	3,500
Prepaid expenses and other current assets	-	(1,250)
Accounts payable and accrued liabilities	5,109	6,407
Net Cash Used in Operating Activities	(25,341)	(44,419)
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:
Net change on line of credit	-	15,000
Cash Flows Provided by Financing Activities:	-	15,000

Net Change in Cash	(25,341)	(29,419)
Cash at Beginning of Year	31,684	39,299
Cash at End of Period	$ 6,343	$ 9,880

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Net TORtec assets purchased with common stock	$ 514,368	$ -
Note payable treated as contributed capital	$ 20,000	$ -

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2018 and March 31, 2018

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

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. ("Capital Vario"), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.  Stephen Smoot became the President/CEO and Director of TORtec Group on September 8, 2017. At the date of acquisition, TORtec's assets and liabilities were recorded at their fair market value, which was consistent with the carrying value of those assets. The consideration in excess of the net assets was expensed as an additional cost of the acquisition. At the time of acquisition, TORtec had recently been incorporated and didn't have significant operations for which would constitute a business. Thus, the Company treated the transaction similar to an asset purchase with no goodwill being recorded in connection with the transaction. In addition, the historical financials will represent those of the Company's and the operations of TORtec will be included from December 4, 2017 forward. No goodwill was recorded in connection with the transactions. In addition, pro-forma consolidated financial statements haven't been provided due to the limited operations of TORtec. The Company acquired TORtec to expand its operations and felt it was a good compliment to the entering services currently provided.

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, Geo Point Resources, Inc.'s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements for the three months ended June 30, 2017 have been retroactively restated to reflect the discontinued operations. The following is a summary of discontinued operations included within the consolidated financial statements as of June 30, 2018 and March 31, 2018:

	June 30,	March 31,
	2018	2018

ASSETS
Furniture and equipment, net of accumulated depreciation of $0 and
$24,324, respectively	$ -	$ -
Other assets	-	-
Total Assets - Discontinued Operations	$ -	$ -

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 9,064	$ 9,064

The following is a summary of discontinued operation for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended
	June 30,
	2018	2017

Sales	$ -	$ 6,890
Sales - Related Party (Note 7)	-	-
Total Sales	-	6,890

Operating Expenses
Cost of sales	-	2,492
General and administrative	-	31,222
Total Operating Expenses	-	33,714
Operating Loss - Discontinued Operations	$ -	$ (26,824)

For the three months ended June 30, 2018, discontinued operations did not have an impact on the cash flow statements.  For the three months ended June 30, 2017, significant item within the cash flow statement related to discontinued operations were depreciation expense of $3,500 and the use of prepaids of $1,250.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying condensed consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations and cash flows for the three months ended June 30, 2018, and 2017, are unaudited. The condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three month period are unaudited. The results of the three months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending March 31, 2019, any other interim period, or any other future year.

Basis of Accounting

Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TORtec. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to consolidated financial statements.  Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts and the useful life of property and equipment.

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

As of June 30, 2018, and March 31, 2018, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2018, and March 31, 2018, due to the short-term nature of these items.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete. This generally occurs as services are performed, see below for a description of former services. On April 1, 2018, the Company determined that the adoption of Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (“ASC 606”) had no material impact to the Company’s consolidated financial statements.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three months ended June 30, 2018, and 2017, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower. During the year ended March 31, 2018, due to the delays in repayment, the Company reserved 100% of this receivable. During the year ended March 31, 2018, the Company received $20,000 from the unrelated third party.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan is intended to be a short term bridge loan used for working capital for the third party. During the year ended March 31, 2018, the Company reserved 100% of this receivable.

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

During the year ended March 31, 2018, the Company received short term advances of $21,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.

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

NOTE 7 - RELATED PARTY TRANSACTION

On September 9, 2017, TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company expects to receive the equipment in second quarter of fiscal 2019. The Tornado M will be used in the Company's operations.

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result. This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  The License Agreement was an amendment of the original agreement entered into on September 9, 2017.  The $35,947.38 (30,000 Euros) payment was made in November 2017.  The amounts paid were included within the total amounts disclosed above.

See Notes 1 and 4, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after June 30, 2018, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

Past Plan of Operation

On June 13, 2012, we were formed as a wholly-owned subsidiary of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and into which Geo Point Utah simultaneously authorized the conveyance of the segment of its business comprising all of its Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008, subject to the assumption by us of all related liabilities and the indemnification of Geo Point Utah by us from any liabilities relating to these assets and operations.  Also on June 13, 2012, the Board of Directors of Geo Point Utah approved a stock dividend that resulted in a spin-off of all of our shares of common stock to the Geo Point Utah stockholders, pro rata, on a one share for one share basis, on the record date (the “Spin-Off”).  The Spin-Off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.  On the effective date of the Spin-Off, there were approximately 1,002,167 outstanding shares of our common stock.  For additional information about the Spin-Off, see our Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013; and our 8-K Current Report dated April 22, 2013, and filed with the SEC on such date.  See Part IV, Item 15.

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

Acquisition of TORtec Group

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

As part of the Closing of the acquisition, the Company’s then sole director (William C. Lachmar) elected Franc Smidt, Alex Schmidt, Maksim Goncharenko, Jeffrey R. Brimhall, Stephen H. Smoot, and Irina Kochetkova to the Company’s Board of Directors before resigning as an officer and director of the Company.  The following persons were then elected as officers of the Company: Franc Smidt – Chairman of the Board of Directors, Stephen H. Smoot - President and CEO, Alex Schmidt – Vice President, and Irina Kochetkova – Secretary and Treasurer.  Jeffrey R. Brimhall resigned as an officer of the Company but has been appointing to serve as a director.  Maksim Goncharenko subsequently resigned as a director on July 3, 2018.

For additional information concerning the acquisition of TORtec, see the Company’s Current Report on Form 8-K dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018.

Future Plan of Operations

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

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  A copy of this License Agreement was attached to the Annual Report as Exhibit 10.1.

On September 9, 2017, TORtec entered into an agreement with MTM Center GmbH, then a shareholder of TORtec, for the construction of a mobile machine that utilizes the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros ($474,159 as of September 9, 2017 date of the agreement).  On March 3, 2018, the agreement was amended to the amount of 305,535 Euros or $367,696 representing the original amount of 394,000 Euros or $474,159 less the amount of 88,465 Euros or $106,463 originally allocated to the Kaeser screw-compressor, plus the additional amount of 48,040 Euros or $57,814 in the form of prepayment for transportation and expenses of technical personnel to come to the USA to commission the mobile “TORNADO M” unit and payment in advance for an additional vortex chamber with resonating frequency rings for additional applications for the mobile “TORNADO M” unit, including transportation & insurance to Idaho.

The Company has paid the total amount of two (2) payments totaling 354,600 euros or $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee. The Company expects to receive the Tornado M machine in second fiscal quarter of 2019. The Tornado M will be used in the Company's operations.

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

Results of Operations

Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $0 during the three months ended June 30, 2018 compared to a loss of $26,824 during the prior comparable period.  Because of the discontinued operations, we reported no sales and/or expenses during the three months ended June 30, 2018. The effects of the discontinued operations were retroactively applied to prior periods presented.

General and administrative expenses during the three months ended June 30, 2018, were $30,450, compared to $9,954, during the three months ended June 30, 2017, an increase of $20,496.  The increase in general and administrative expenses during the three months ended June 30, 2018, was directly related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition.

We incurred no interest expense in the three months ended June 30, 2018 compared to interest expense of $16,298 incurred in the three months ended June 30, 2017.

We incurred a net loss of $30,450 during the three months ended June 30, 2018 compared to a net loss of $53,076 incurred in the three month period ended June 30, 2017.  The improvement in net loss during the later period was largely due to the fact that no loss from discontinued operations was reported in the later period and no interest expense was incurred in the later period, partially offset by an increase in general and administrative expense in the later period.

Liquidity

Current assets at June 30, 2018, consisted of cash of $6,343.  At June 30, 2018, we had a negative working capital of $59,210, as compared a negative working capital of $28,759 at March 31, 2017.

Capital Resources

During the three months ended June 30, 2018, operating activities used cash of $25,341 compared to $44,419 net cash used in the three months ended June 30, 2017, a decrease of $19,078. The decrease was primary related to the current period net loss being less than the prior due to the lack of interest on amounts borrowed under the Capital Vario line of credit.

During the three months ended June 30, 2017, we received cash from financing activities of $15,000 from Capital Vario prior to the conversion into common stock.

We intend to fund future operations for the next 12 months through cash flows generated from operations and current cash on hand.  These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the date of consolidated financial statements contained in this Quarterly Report.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the year ended March 31, 2018 fiscal year end and still remains as of June 30, 2018.

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

 There were no sales of unregistered securities made by us during the three month period ended June 30, 2018 or during the fiscal years ended March 31, 2018, or 2017.

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

Exhibit 10.1***

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

Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*

XBRL Instance Document

Exhibit 101.PRE*

XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.LAB*

XBRL Taxonomy Extension Label Linkbase

Exhibit 101.DEF*

XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.CAL*

XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.SCH*

XBRL Taxonomy Extension Schema

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

*** 10-K Annual Report for the fiscal year ended March 31, 2018 which was filed with the SEC on July 12, 2018.

**Prospectus filed with the SEC on January 8, 2013.

**Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT RESOURCES, INC.

Date: August 20, 2018

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive Officer

Date: August 20, 2018

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal Accounting Officer