Form 10-Q
period 2018-09-30
Geo Point Resources, Inc.
filed 2018-11-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

or

[  ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ______

Commission File No. 000-55150

GEO POINT RESOURCES, INC.

(Exact name of Registrant as specified in its charter)

Nevada	45-5593622
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 N Gould St. Suite 2489

Sheridan, WY 82801 USA

(Address of Principal Executive Offices)

(307) 248-9177

(Registrant’s Telephone Number, including area code)

30 N Gould St. Suite R

Sheridan, WY 82801 USA

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

     Outstanding as of November 14, 2018

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of Geo Point Resources, Inc. at September 30, 2018 and March 31, 2018, and the related consolidated statements of operations for the three and six months ended September 30, 2018 and 2017 and the related consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2019.

GEO POINT RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 1,249	$ 31,684
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	1,300	-
Total Current Assets	2,549	31,684
Furniture and equipment, net of accumulated depreciation of $0 and
$24,505, respectively	486,568	-
Deposit - related party	-	474,978
Total Assets	$ 489,117	$ 506,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 5,000	$ 10,379
Short term advances - related parties	103,000	41,000
Discontinued operations	9,064	9,064
Total Current Liabilities	117,064	60,443

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,705,024)	(5,630,859)
Total Shareholders' Equity	372,053	446,218
Total Liabilities and Shareholders' Equity	$ 489,117	$ 506,662

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$ -	$ -	$ -	$ -
Total Sales	-	-	-	-

Operating Expenses
General and administrative (including stock based compensation of $0, $14,455, $0, and $14,455, respectively)	43,715	29,916	74,165	39,870
Total Operating Expenses	43,715	29,916	74,165	39,870
Operating Loss	(43,715)	(29,916)	(74,165)	(39,870)
Gain on extinguishment of liabilities	-	16,070	-	16,070
Interest expense	-	(10,384)	-	(26,682)
Loss before provision for income taxes and discountinued operations	(43,715)	(24,230)	(74,165)	(50,482)
Provision for income taxes	-	-	-	-
Loss before loss from discontinued operations	(43,715)	(24,230)	(74,165)	(50,482)
Discontinued operations	-	(6,417)	-	(33,241)
Net loss	$ (43,715)	$ (30,647)	$ (74,165)	$ (83,723)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)
Basic and Diluted Loss per Share - Discountinued Operations	$ -	$ (0.00)	$ -	$ (0.02)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.04)
Basic and Diluted Weighted-Average Common Shares Outstanding	100,000,000	4,801,273	100,000,000	2,254,644

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (74,165)	$ (83,723)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	7,724
Common stock issued for services	-	14,455
Gain on extinguishment of liabilities	-	(16,070)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,300)	-
Accounts payable and accrued liabilities	(5,380)	15,120
Net Cash Used in Operating Activities	(80,845)	(62,494)
Cash Flows from Investing Activities:
Purchase of property and equipment	(11,590)	-
Net Cash Used in Investing Activities	(11,590)	-
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	62,000	-
Net change on line of credit	-	34,639
Cash Flows Provided by Financing Activities:	62,000	34,639

Net Change in Cash	(30,435)	(27,855)
Cash at Beginning of Year	31,684	39,299
Cash at End of Year	$ 1,249	$ 11,444

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ -	$ 500,000
Settlement of accounts payable with common stock	$ -	$ 21,852
Asset transferred from deposit to property and equipment	$ 474,978	$ -

See accompanying notes to the consolidated financial statements.

GEO POINT RESOURCES, INC.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2018 and March 31, 2018

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, Geo Point Resources, Inc.'s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements for the three and six months ended September 30, 2017 have been retroactively restated to reflect the discontinued operations. The following is a summary of discontinued operations included within the consolidated financial statements as of September 30, 2018 and March 31, 2018:

	September 30,	March 31,
	2018	2018

ASSETS
Furniture and equipment, net of accumulated depreciation of $0 and
$24,324, respectively	$ -	$ -
Other assets	-	-
Total Assets - Discontinued Operations	$ -	$ -

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discountinued Operations	$ 9,064	$ 9,064

The following is a summary of discontinued operation for the three and six months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$ -	$ 8,333	$ -	$ 15,223
Sales - Related Party	-	6,890	-	6,890
Total Sales	-	15,223	-	22,113

Operating Expenses
Cost of sales	-	151	-	2,643
General and administrative	-	21,489	-	52,711
Total Operating Expenses	-	21,640	-	55,354
Operating Income (Loss) - Discontinued Operations	$ -	$ (6,417)	$ -	$ (33,241)

For the six months ended September 30, 2018, discontinued operations did not have an impact on the cash flow statements.  For the six months ended September 30, 2017, significant item within the cash flow statement related to discontinued operations were depreciation expense of $7,724 and an increase in accounts payable of $1,775.

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

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated condensed balance sheet as of September 30, 2018, and the consolidated condensed statements of operations and cash flows for the three and six months ended September 30, 2018, and 2017, are unaudited. The consolidated condensed financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated condensed financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the consolidated condensed financial statements related to the three month period are unaudited. The results of the three and six months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending March 31, 2019, any other interim period, or any other future year.

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

·

Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2018 and March 31, 2018, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2018 and March 31, 2018, due to the short-term nature of these items.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and six months ended September 30, 2018 and 2017, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment consists of the Company's Tornado M for which was received during the three months ended September 30, 2018. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of September 30, 2018, the Tornado M is considered a long term capital asset for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 7 for additional information.

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

During the year ended March 31, 2018, the Company received short term advances of $21,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. During the six months ended September 30, 2018, Capital Vario has advanced the Company an additional $62,000 for a total of $103,000 due at September 30, 2018. The advances do not incur interest and are due on demand.  The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.

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

NOTE 7 - RELATED PARTY TRANSACTION

On September 9, 2017, TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company received the equipment during the second quarter of fiscal 2019 and reclassified to property and equipment. The Tornado M will be used in the Company's operations and is currently being tested for production.

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result. This License Agreement expanded the licensed territory from North, Central and South America to the entire world. The amounts paid were included within the amounts disclosed above.

See Notes 1 and 4, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after September 30, 2018, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  A copy of this License Agreement is attached to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as Exhibit 10.1.

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

The Company has paid the total amount of two (2) payments totaling 354,600 euros or $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee. The Company received the Tornado M machine in second fiscal quarter of 2019. The Tornado M is currently being prepared to be used in the Company's operations.

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

Principal Products or Services and their Markets

The Company has no present contracts to provide any products or services.  The Company has been in contact with companies that sell zeolites about the possibility of using the TOR technology to break down or reduce the size of zeolites to approximately 3 to 5 microns in size, which can then be used for different commercial purposes.  Now that the Tornado M machine has arrived, the Company intends to test it on zeolites first.  If the technology is successful, then the Company may pursue a contract with these third parties.

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

Results of Operations

Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017

We reported no sales for the three months ended September 30, 2018, and because of the discontinued operations, we reported no sales during the three months ended September 30, 2017.

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $0 during the three months ended September 30, 2018 compared to a loss of $6,417 during the prior comparable period.  The effects of the discontinued operations were retroactively applied to prior periods presented.

General and administrative expenses during the three months ended September 30, 2018, were $43,715, compared to $29,916, during the three months ended September 30, 2017, an increase of $13,799.  The increase in general and administrative expenses during the three months ended September 30, 2018, was directly related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition.

We experienced no gain on extinguishment of liabilities during the three months ended September 30, 2018 as compared to a gain on extinguishment of liabilities of $16,070 experienced during the three months ended September 30, 2017.  We incurred no interest expense in the three months ended September 30, 2018 as compared to interest expense of $10,384 incurred in the three months ended September 30, 2017.

We incurred a net loss of $43,715 in the three months ended September 30, 2017 which is an increase of $13,068 over the net loss of $30,647 reported for the three months ended September 30, 2017.  The increase in net loss in the later period was primarily related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition.

Six Months Ended September 30, 2018, Compared to the Six Months Ended September 30, 2017

We reported no sales for the six months ended September 30, 2018, and because of the discontinued operations, we reported no sales during the six months ended September 30, 2017.

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $0 during the six months ended September 30, 2018 compared to a loss of $33,241 during the prior comparable period.  The effects of the discontinued operations were retroactively applied to prior periods presented.

General and administrative expenses during the six months ended September 30, 2018, were $74,165, compared to $39,870, during the six months ended September 30, 2017, an increase of $34,295.  The increase in general and administrative expenses during the six months ended September 30, 2018, was directly related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition.

We experienced no gain on extinguishment of liabilities during the six months ended September 30, 2018 as compared to a gain on extinguishment of liabilities of $16,070 experienced during the six months ended September 30, 2017.  We incurred no interest expense in the six months ended September 30, 2018 as compared to interest expense of $26,682 incurred in the six months ended September 30, 2017.

We incurred a net loss of $74,165 in the six months ended September 30, 2017 which is a decrease of $9,558 from the net loss of $83,723 reported for the six months ended September 30, 2017.

Liquidity

Current assets at September 30, 2018, included cash of $1,249 and other current assets of $1,300.  At September 30, 2018, we had a negative working capital of $114,515, as compared a negative working capital of $28,759 at March 31, 2018.

Capital Resources

During the six months ended September 30, 2018, operating activities used cash of $80,845 compared to $62,494 net cash used in the six months ended September 30, 2017, an increase of $18,351. The increase was primary related to the current period net loss being mostly cash related, whereby, in the prior year the net loss had a significant amount of non-cash add backs to operations.

During the six months ended September 30, 2018, investing activities consisted of costs incurred in connection with preparing the Company's primary asset, Tornado M, for production.  In the prior comparable period, there were no such expenditures.

During the six months ended September 30, 2018, we received cash from financing activities of $62,000 from Capital Vario to fund operations.  During the six months ended September 30, 2017, we received cash from financing activities of $34,649 from Capital Vario under the line of credit prior to the conversion into common stock.

As reflected in the consolidated financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  We intend to fund future operations for the next 12 months through cash on hand, through additional advances from related parties and if needed from the sale of debt or equity securities.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the issuance date of this Quarterly Report. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the year ended March 31, 2018 and still remains as of September 30, 2018.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities made by us during the six month period ended September 30, 2018.  For a description of any sales of shares of the Company’s unregistered stock made by us in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2015.

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

Exhibit 3.2**

By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

                             Exhibit 10.1***                  License Agreement No. W-1/18 by and between TORtec Forschunginstitut GmbH (TRI,

                                                                         Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2108.

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

***10-K Annual Report for the fiscal year ended March 31, 2018, which was filed with the SEC on July 12, 2018.

**Prospectus filed with the SEC on January 8, 2013.

**Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO POINT RESOURCES, INC.

Date: November 14, 2018

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: November 14, 2018

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer