Form 10-Q
period 2018-12-31
TORtec Group Corp
filed 2019-02-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

or

[  ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to ______

Commission File No. 000-55150

TORTEC GROUP CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	45-5593622
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

30 N Gould St. Suite 2489

Sheridan, WY 82801 USA

(Address of Principal Executive Offices)

(307) 248-9177

(Registrant’s Telephone Number, including area code)

N/A

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

      Class

     Outstanding as of February 14, 2019

Common Stock, $0.001 par value

 100,000,000

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “Geo Point Resources,” “TORtec Group Corporation,” the “Registrant,” the “Company,” “we,” “us,” “our” and words of similar import refer to TORtec Group Corporation, a Nevada corporation, unless the context requires otherwise.

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of TORtec Group Corporation (formerly Geo Point Resources, Inc.) at December 31, 2018 and March 31, 2018, and the related consolidated statements of operations for the three and nine months ended December 31, 2018 and 2017 and the related consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2018, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2019.

TORTEC GROUP CORPORATION

(FORMERLY GEO POINT RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2018	2018

ASSETS
Current Assets
Cash	$ 17,497	$ 31,684
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	1,300	-
Total Current Assets	18,797	31,684
Furniture and equipment, net of accumulated depreciation of $0 and
$0, respectively	582,953	-
Deposit - related party	-	474,978
Total Assets	$ 601,750	$ 506,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 4,820	$ 10,379
Short term advances - related parties	248,990	41,000
Discontinued operations	9,064	9,064
Total Current Liabilities	262,874	60,443
Total Liabilities	262,874	60,443

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,738,201)	(5,630,859)
Total Shareholders' Equity	338,876	446,218
Total Liabilities and Shareholders' Equity	$ 601,750	$ 506,662

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

(FORMERLY GEO POINT RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Sales	$ -	$ -	$ -	$ -
Total Sales	-	-	-	-

Operating Expenses
General and administrative (including stock based compensation of $0, $0, $0, and $14,455, respectively)	33,057	33,711	107,222	73,581
Additional fair value of shares issued in connection with TORtec assets	-	4,689,275	-	4,689,275
Total Operating Expenses	33,057	4,722,986	107,222	4,762,856
Operating Loss	(33,057)	(4,722,986)	(107,222)	(4,762,856)
Gain on extinguishment of liabilities	-	20,000	-	36,070
Interest expense	(120)	-	(120)	(26,682)
Loss before provision for income taxes and discontinued operations	(33,177)	(4,702,986)	(107,342)	(4,753,468)
Provision for income taxes	-	-	-	-
Loss before loss from discontinued operations	(33,177)	(4,702,986)	(107,342)	(4,753,468)
Discontinued operations	-	(5,771)	-	(39,012)
Net loss	$ (33,177)	$(4,708,757)	$ (107,342)	$(4,792,480)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.13)	$ (0.00)	$ (0.05)
Basic and Diluted Loss per Share - Discontinued Operations	$ -	$ (0.00)	$ -	$ (0.01)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.13)	$ (0.00)	$ (0.06)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	37,000,000	100,000,000	86,910,133

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

(FORMERLY GEO POINT RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$ (107,342)	$ (4,792,480)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	11,527
Fair value of shares issued in excess of TORtec assets	-	4,689,275
Common stock issued for services	-	14,455
Gain on extinguishment of liabilities	-	(36,070)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,300)	-
Accounts payable and accrued liabilities	(5,560)	17,785
Net Cash Used in Operating Activities	(114,202)	(95,508)
Cash Flows from Investing Activities:
Cash received in TORtec acquisition	-	72,910
Purchase of property and equipment	(107,975)	-
Net Cash Provided by (Used in) Investing Activities	(107,975)	72,910
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	207,990	-
Proceeds from short term advances	-	16,000
Net change on line of credit	-	34,639
Cash Flows Provided by Financing Activities:	207,990	50,639

Net Change in Cash	(14,187)	28,041
Cash at Beginning of Period	31,684	39,299
Cash at End of Period	$ 17,497	$ 67,340

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ -	$ 500,000
Settlement of accounts payable with common stock	$ -	$ 21,852
Net TORtec assets purchased with common stock	$ -	$ 514,368
Note payable treated as contributed capital	$ -	$ 20,000
Asset transferred from deposit to property and equipment	$ 474,978	$ -

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

(FORMERLY GEO POINT RESOURCES, INC.)

Notes to the Consolidated Financial Statements (Unaudited)

December 31, 2018 and March 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS

On June 13, 2012, the Board of Directors of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), approved a stock dividend that resulted in a spin-off (“Spin-Off”) of TORtec Group Corporation (formerly Geo Point Resources, Inc.) (the "Company") common stock to the Geo Point Utah stockholders, pro rata, on the record date (the “Record Date”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Geo Point Utah. The Company was incorporated on June 13, 2012, comprising all of Geo Point Utah’s Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” License Agreement with William C. Lachmar dated January 31, 2008.  The Spin-Off had a “Record Date” of January 17, 2013; an ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”). The transaction closed on December 4, 2017, with TORtec Group, Inc., a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec. Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s common stock were issued to the TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the TORtec shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition. Effective November 16, 2018, the Company changed its name from Geo Point Resources, Inc. to TORtec Group Corporation.

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The consolidated financial statements for the three and nine months ended December 31, 2017 have been retroactively restated to reflect the discontinued operations. The following is a summary of discontinued operations included within the consolidated financial statements as of December 31, 2018 and March 31, 2018:

	December 31,	March 31,
	2018	2018

ASSETS
Furniture and equipment, net of accumulated depreciation of $0 and
$24,324, respectively	$ -	$ -
Other assets	-	-
Total Assets - Discontinued Operations	$ -	$ -

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 9,064	$ 9,064

The following is a summary of discontinued operation for the three and nine months ended December 31, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Sales	$ -	$ 8,470	$ -	$ 23,693
Sales - Related Party	-	30,840	-	37,730
Total Sales	-	39,310	-	61,423

Operating Expenses
Cost of sales	-	2,306	-	4,949
General and administrative	-	42,775	-	95,486
Total Operating Expenses	-	45,081	-	100,435
Operating Income (Loss) - Discontinued Operations	$ -	$ (5,771)	$ -	$(39,012)

For the nine months ended December 31, 2018, discontinued operations did not have an impact on the cash flow statements.  For the nine months ended December 31, 2017, significant item within the cash flow statement related to discontinued operations were depreciation expense of $11,527 and an increase in accounts payable of $1,775.

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

Interim Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated balance sheet as of December 31, 2018, and the consolidated statements of operations for the three and nine months ended December 31, 2018, and 2017, and the consolidated statements of  cash flows for the nine months ended December 31, 2018, and 2017,are unaudited. The consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three month period are unaudited. The results of the three and nine months ended December 31, 2018, are not necessarily indicative of the results to be expected for the year ending March 31, 2019, any other interim period, or any other future year.

Basis of Accounting

The Company’s consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

As of December 31, 2018 and March 31, 2018, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2018 and March 31, 2018, due to the short-term nature of these items.

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

The Company’s primary source of revenue had been in its environmental division, providing historical site data searches, preliminary investigation and drilling, site characterization modeling, regulatory agency liaison, and full environmental clean-ups using such methods as vapor extraction, air sparging, bio-remediation, ORC (Oxygen Release Compound) and HRC (Hydrogen Release Compound) injection treatment, air stripping, and ionic exchange. Revenues from these services were recognized after services have been performed.    See Note 1 for discussion regarding the discontinuance of the Company's Environmental and Engineering Divisions.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and nine months ended December 31, 2018 and 2017, the Company did not have any dilutive securities.

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

Property and Equipment

Property and equipment consists of the Company's Tornado M which was received during the nine months ended December 31, 2018. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of December 31, 2018, the Tornado M is considered a long term capital asset for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 7 for additional information.

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

In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. During the nine months ended December 31, 2018, Capital Vario has advanced the Company an additional $207,990 for a total of $248,990 due at December 31, 2018. The advances do not incur interest and are due on demand.  The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets. Included in these advances was the repayment of a $50,000 short term advance from a relative of the Company's CEO for which was received and repaid during the three months ended December 31, 2018. The advance was due on demand and incurred 10% interest per annum.  Subsequent to December 31, 2018, Capital Vario has advanced an additional $60,000.

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

Effective November 14, 2018, the Company increased its authorized common shares to 200,000,000.

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

On June 18, 2018, TORtec entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec (and any subsidiaries) by the year’s result. This License Agreement expanded the licensed territory from North, Central and South America to the entire world. The amounts paid were included within the amounts disclosed above.

See Notes 1 and 4, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after December 31, 2018, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s restricted common stock were issued to the seventeen TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the former TORtec shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition. New directors and officers of the Company were appointed in connection with the acquisition.

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

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  A copy of this License Agreement is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as Exhibit 10.1.

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

Results of Operations

Three Months Ended December 31, 2018, Compared to the Three Months Ended December 31, 2017

We reported no sales for the three months ended December 31, 2018, and because of the discontinued operations, we reported no sales during the three months ended December 31, 2017.

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $0 during the three months ended December 31, 2018 compared to a loss of $5,771 during the prior comparable period.  The effects of the discontinued operations were retroactively applied to prior periods presented.

General and administrative expenses during the three months ended December 31, 2018, were $33,057, compared to $33,711, during the three months ended December 31, 2017, a decrease of $654.  The consistency in general and administrative expenses during the three months ended December 31, 2018 as compared to the prior period, was directly related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition during the three months ended December 31, 2017 compared to increased professional fees paid in connection with various filings in order to change the Company's name and increase the authorized shares during the three months ended December 31, 2018.

We incurred an expense for the fair value of shares issued in connection with the acquisition of the TORtec assets of $4,689,275 during the three month period ended December 31, 2017, and had no such expense in the three month period ended December 31, 2018.

We experienced no gain on extinguishment of liabilities during the three months ended December 31, 2018 as compared to a gain on extinguishment of liabilities of $20,000 experienced during the three months ended December 31, 2017.  We incurred interest expense of $120 in the three months ended December 31, 2018 as compared to no interest expense incurred in the three months ended December 31, 2017.

We incurred a net loss of $33,177 in the three months ended December 31, 2018 which is a decrease of $4,675,580 over the net loss of $4,708,757 reported for the three months ended December 31, 2017.  The net loss in the prior year was related primarily to the excess fair market value of common stock issued in connection with the TORtec acquisition.

Nine Months Ended December 31, 2018, Compared to the Nine Months Ended December 31, 2017

We reported no sales for the nine months ended December 31, 2018, and because of the discontinued operations, we reported no sales during the nine months ended December 31, 2017.

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $0 during the nine months ended December 31, 2018 compared to a loss of $39,012 during the prior comparable period.  The effects of the discontinued operations were retroactively applied to prior periods presented.

General and administrative expenses incurred during the nine months ended December 31, 2018, were $107,222, compared to $73,581, during the nine months ended December 31, 2017, an increase of $33,641.  The increase in general and administrative expenses during the nine months ended December 31, 2018, was directly related to additional professional fees paid in connection with the additional public reporting needed in connection with the TORtec acquisition, name change and increase in authorized shares.

We incurred an expense for the fair value of shares issued in connection with the acquisition of the TORtec assets of $4,689,275 during the nine month period ended December 31, 2017, and had no such expense in the nine month period ended December 31, 2018.

We experienced no gain on extinguishment of liabilities during the nine months ended December 31, 2018 as compared to a gain on extinguishment of liabilities of $36,070 experienced during the nine months ended December 31, 2017.  We incurred $120 of interest expense in the nine months ended December 31, 2018 as compared to interest expense of $26,682 incurred in the nine months ended December 31, 2017, due to having interest bearing loans in the prior comparable period.

We incurred a net loss of $107,342 in the nine months ended December 31, 2018 which is a decrease of $4,685,138 from the net loss of $4,792,480 reported for the nine months ended December 31, 2017.  The net loss in the prior year was primarily related to the excess fair market value of common stock issued in connection with the TORtec acquisition.

Liquidity

Current assets at December 31, 2018, included cash of $17,497 and other current assets of $1,300.  At December 31, 2018, we had a negative working capital of $244,077, as compared a negative working capital of $28,759 at March 31, 2018.  The decrease in working capital is due to cost incurred in connection with preparing our Tornado M unit for production.

Capital Resources

During the nine months ended December 31, 2018, operating activities used cash of $114,202 compared to $95,508 net cash used in the nine months ended December 31, 2017, an increase of $18,694. The increase was primary related to the current period net loss being mostly cash related, whereby, in the prior year the net loss had a significant amount of non-cash add backs to operations.

During the nine months ended December 31, 2018, investing activities consisted of costs incurred in connection with preparing the Company's primary asset, Tornado M, for production. In the prior comparable period, there were no such expenditures.

During the nine months ended December 31, 2018, we received cash from financing activities of $207,990 from Capital Vario to fund operations.  During the nine months ended December 31, 2017, we received cash from financing activities of $34,649 from Capital Vario under the line of credit prior to the conversion into common stock.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended December 31, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the fiscal year ended March 31, 2018 and still remains as of December 31, 2018.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities made by us during the three month period ended December 31, 2018.  For a description of any sales of shares of the Company’s unregistered stock made by us in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2015.

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

*** 10-K Annual Report for the fiscal year ended March 31, 2018, which was filed with the SEC on July 12, 2018.

**Prospectus filed with the SEC on January 8, 2013.

**Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTEC GROUP CORPORATION

Date: February 14, 2019

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: February 14, 2019

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer