Form 10-K
period 2019-03-31
TORtec Group Corp
filed 2019-07-16
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [X]

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $26,800,000 based on 44,666,666 shares being held by non-affiliates as of September 30, 2018, the end of the Registrant’s second fiscal quarter, at the closing sale price of $0.60.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 15, 2019, the Registrant had 100,000,000 shares of common stock outstanding.

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

References

References to “we,” “our” or “us” and words of similar import under this heading refer to “TORtec Group Corporation,” the Registrant, unless the context implies otherwise.

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

Past Plan of Operations

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

Acquisition of TORtec Group

On November 22, 2017, (the Company entered into a Share Exchange Agreement (the “Agreement”) with TORtec Group, a Wyoming corporation (“TORtec Group”) and all of the shareholders of TORtec Group, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec Group.  The acquisition of TORtec Group by the Company was successfully consummated on December 4, 2017.

Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s restricted common stock were issued to the seventeen TORtec Group shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec Group common stock being transferred to the Company, making TORtec Group a wholly-owned subsidiary of the Company.  As a result, the TORtec Group shareholders collectively own ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition. New directors and officers of the Company were appointed in connection with the acquisition.

Stephen Smoot was a former officer of Capital Vario CR S.A. (Capital Vario), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.  Smoot became the President/CEO and Director of TORtec Group on September 8, 2017.

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

For additional information concerning the acquisition of TORtec Group, see the Company’s Current Report on Form 8-K dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018.

Future Plan of Operations

Now that the acquisition of TORtec Group is complete, we will become engaged, through our subsidiary TORtec Group, in the business of harnessing the natural implosion forces of a vortex (tornado), employing resonating frequencies, to disintegrate soft to ultra-hard materials into micron or nano-sized particles.

On September 9, 2017, TORtec Group entered into General Agreement No. US-17 with Scientific Research Institute of Technological Progress, Limited, a limited company organized under the laws of Cyprus (“SRITP”) for the cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology.  The Exclusive License Agreement grants to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.  The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.   A more detailed description of the acquisition is included in the Company’s two Current Reports on Form 8-K: (a) dated November 22, 2017 and filed with the SEC on November 29, 2017; and (b) dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018; both of which are incorporated herein by this reference.

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH a limited liability company registered in Switzerland, the successor-in-interest to SRITP, pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group shall pay an initial royalty of 30,000 Euros, and an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  A copy of this License Agreement is attached to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as Exhibit 10.1.

On September 9, 2017, TORtec Group entered into an agreement with MTM Center GmbH, then a shareholder of TORtec, for the construction of a mobile machine that utilizes the TOR-technology, referred to as the Tornado M. The total purchase price is 394,000 Euros ($474,159 as of September 9, 2017 date of the agreement).  On March 3, 2018 the agreement was amended to the amount of 305,535 Euros or $367,696 representing the original amount of 394,000 Euros or $474,159 less the amount of 88,465 Euros or $106,463 originally allocated to the Kaeser screw-compressor, plus the additional amount of 48,040 Euros or $57,814 in the form of prepayment for transportation and expenses of technical personnel to come to the USA to commission the mobile “TORNADO M” unit and payment in advance for an additional vortex chamber with resonating frequency rings for additional applications for the mobile “TORNADO M” unit, including transportation & insurance to Idaho.

On February 19, 2019, TORtec Group entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to SRITP.  This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

Mining industry and mineral processing, including: methods of disintegration of mineral raw materials, methods and technologies of further enrichment of rocks, minerals and processing of technogenic accumulations under the code name "TOR-technology"; exploitation of specialized mineral processing "Tornado" utility models and the subsequent recipience of the products by the disintegration of mineral raw materials, mechanical activation, mechanochemical activation and mechanosynthesis to receive a large range of finished products, blends, composites and solutions; commercialization of licensor's technological solutions and projects in the mining industry and in the processing of mineral raw materials and technogenic accumulations to wit:

•

methods, techniques and technologies of disintegration of materials, minerals and rocks, mining;

•

industrial waste with subsequent enrichment and/or with the recipience of the product;

•

methods and technologies of mechanical activation, mechanochemical activation, and;

•

mechanosynthesis of mineral raw materials, obtaining materials with new properties and new;

•

materials, composites, mixtures, solutions;

•

methods and technologies of deep processing and decontamination of contaminated materials, waste, and water reclamation;

•

methods and technologies of restoration of the fertility of the land, obtaining new classes of mineral and biomineral fertilizers and mixtures and mineral protection of soil and plants;

•

all or some know-how’s, trademarks, design development and technical knowledge.

The Company has paid the total amount of two (2) payments totaling 354,600 Euros or $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee above. The Company received the Tornado M machine in the second fiscal quarter of the fiscal year ended March 31, 2019. The Tornado M is currently being prepared to be used in the Company's operations.

On April 11, 2019 TORtec Group entered into a general, exclusive, unlimited, irrevocable and perpetual license to use the technology, know-how, development and technical knowledge with TORtec Forschungsinstitut GmbH for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

•

Field of disintegration (micronization) of various non-mineral material

•

Production of non-mineral micro- and nano-structured micro powders of metal ceramics, carbides, metal oxides and their mixtures for powder, laser and plasma metallurgy

•

Related documentation, development and production of unique installations of resonant gas-dynamic grinding of different types of non-mineral materials, united under a common understanding "tornado"

•

The technologies for grinding non-mineral materials, including multi-component and various-phase materials, their functionalization and modification, their mechanical, mechanochemical activation and mechanosynthesis

•

The production of dispersed new non-mineral materials and non-mineral materials with new properties.

•

All know-how’s, trademarks, design development and technical knowledge relating to the applications above

Business

The TORtec Technology Business

As described above, the Company’s wholly-owned subsidiary, TORtec Group, entered into two (2) Exclusive License Agreements on cooperation and joint activities for the commercialization of TOR-technologies, introduction of new productions, products and services throughout the world with the parties that invented the TOR-technology. The Exclusive License Agreements grant to TORtec Group an exclusive license to utilize the technology for certain purposes worldwide.  The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.

The TOR-technology

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

• cooling agents

The resonant vortex “TORNADO” installation is a gas-dynamic mill in which the technology of cascaded adiabatic resonance impact grinding is implemented, impact velocities of which are close to a breakdown threshold. The installation is designed in a way so that any particle of the input material gets literally torn by the repeated crossing of the differential pressure zones in the inter-vortex vacuum chamber, which produces ultrahigh gradient (pressure drops) at the interface (up to hundreds of thousands atmospheres).

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

Principal Products or Services and their Markets

The Company has no present contracts to provide any products or services.  The Company has been in contact with companies that sell zeolites about the possibility of using the TOR technology to break down or reduce the size of zeolites to approximately 3 to 5 microns in size, which can then be used for different commercial purposes.  The Company tested the Tornado M machine on zeolites.  The technology was successful in pulverizing the Zeolite, however, it was determined that the cyclone and air filtration systems were inadequate to handle the amount of air introduced into the vortex mill.  Without the properly sized air filtration system, the Company will not be able to process material and comply with air quality industry standards.  After the purchase and installation of additional air handling and filtration equipment, the Company may pursue a contract with third parties to generate revenues.

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

Status of any Publicly Announced New Product or Service

 In a Current Report on Form 8-K filed by the Company on May 29, 2019 and amended on May 31, 2019, the Company announced that on May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to the sole shareholder of TORtec Central Asia, Mr. Merdan Atayev. Mr. Atayev is the President, sole director and sole shareholder of TORtec Central Asia, a newly formed Wyoming corporation. The Share Exchange Agreement is subject to certain terms and conditions, including the transfer of: (a) a 99 year Lease Agreement to a new office, warehouse facility and land in Ashgabat, Turkmenistan (“Target Land”); and (b) any furniture, tools, machinery and equipment for maintenance and lifting located at the facility (“Target Assets”). TORtec Central Asia must first have acquired leasehold ownership to the Target Land based on a ninety-nine year lease from the government of Turkmenistan, free and clear from all mortgages, trust deeds, liens or other encumbrances, and TORtec Central Asia shall have acquired undisputed ownership of the Target Assets free and clear from all security interests, liens or other encumbrances. The Share Exchange Agreement also provides that the Company will elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition.

The property to which the Lease Agreement pertains includes an industrial building and office of approximately 7,300 square meters including a warehouse and plant facility of 1,535.55 square meters and an office building of approximately 1,205 square meters which is located in the Ak-bugday District industrial free zone.  The lease payments total approximately USD$500 per year. The Company intends to use the property for the following purposes: Collect and prepare bio material, including plants, herbs and minerals for shipment to the Company’s facilities in Murg, Germany for further processing into valuable products with the Company’s TOR-technologies. Later, the Company plans to process soil substrates for sale in Central Asia and the Middle East.

The conditions to the closing of the acquisition of TORtec Central Asia have not yet been satisfied, so the

Closing has not yet occurred.

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

We do not hold any patents; however, through our TORtec Group subsidiary, we have a Exclusive License Agreements with TORtec Forschungsinstitut GmbH,, TOR Biologos GmbH, and Vortex Technologies Ltd. (related parties that invented the TOR-technology collectively referred to as “Party 1”).  The Exclusive License Agreements granted to TORtec Group exclusive licenses to utilize the technology for certain purposes worldwide.

The material terms of the Exclusive License Agreements are as follows:

-

Party 1 will ensure the joint activity under the Agreements through exclusive, general, irrevocable and perpetual, worldwide licenses for applications in the mining industry, the enrichment of rocks, the processing of mineral raw materials and technogenic accumulations;  exploitation of processing powder metals in the materials science industry and production of micro- and nano-structured micropowders for laser (3d-printing, AM-technology) and powder and plasma metallurgy;

-

Party 1 guarantees the effectiveness of the technology and the production of an assortment of products and services in the areas of application of TOR-technologies and useful models of "Tornado" and projects identified in the Exclusive License Agreements;

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

Estimate of the Amount Spent during each of the last two Fiscal Years (or since Inception if shorter)

Until January 2019, we had not spent any funds on research and development since TORtec Group’s inception.

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

Dependence on One or a Few Major Customers

During the fiscal year ended March 31, 2018, services provided to two customers accounted for 66.3% (related party) and 28.4% of total revenues.  One of these customers, which represented 66.3%, is a related party (see Note 7 of our audited financial statements that accompany this Annual Report for additional information, in Part II, Item 8, below). Management believed the loss of these customers would have a material adverse impact on the Company

Patents, Trademarks, Licenses, Franchises, Concessions,

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

The intellectual property associated with the HI Technology, as well as any additional related intellectual property developed by Mr. Lachmar, is included within the scope of the license.  Currently, the intellectual property is maintained as trade secrets and protected by the confidentiality provisions of the License Agreement; however, any patents, trademarks or copyrights or applications therefore, related to the HI Technology, will also be included within the scope of the License Agreement.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2019, and 2018.

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

Research and Development Costs during the Last Two Fiscal Years

We had no research and development costs during our fiscal year ended March 31, 2018. During our fiscal year ended March 31, 2019, we incurred cost related to the improvement of our Tornado C.

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

ITEM 2:  PROPERTIES

Our facilities were located at 1421 East Pomona Street, Santa Ana, California 92705 until February 2018.  Since then we have used the address of TORtec Group’s Wyoming registered agent’s virtual office service at 30 N. Gould Street, Suite 2849, Sheridan, Wyoming 82801 to receive mail and phone calls.  Our CEO, Stephen H. Smoot, also maintains an office in his home in Ammon, Idaho.  Our telephone number is (307) 248-9177. The Company pays a monthly rent of $30 for the use of these Wyoming office facilities.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2019, and 2018.  These bid prices were obtained from OTC Markets.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2019
April 1 through June 30, 2018	.60	.60
July 1 through September 30, 2018	.60	.60
October 1 through December 31, 2018	.60	.60
January 1 through March 31, 2019	.60	.60
March 31, 2018
April 1 through June 30, 2017	.60	.60
July 1 through September 30, 2017	.60	.60
October 1 through December 31, 2017	.60	.60
January 1 through March 31, 2018	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made by us during the fiscal year ended March 31, 2019.  During the fiscal year ended March 31, 2018, the following sales of the Company’s common stock were made without registration:

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

 There were no sales of unregistered securities made by us during the fiscal years ended March 31, 2017.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2019, or 2018, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2019, or 2018.

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

We now intend to focus our efforts on the TOR-technology business described in ITEM 1. BUSINESS above.

Results of Operations

Year Ended March 31, 2019, Compared to Year Ended March 31, 2018

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we had a loss from discontinued operations of $82,580 in the fiscal year ended March 31, 2018 for which there was none in the current fiscal year.  Because of the discontinued operations, we reported no sales in either fiscal year ended March 31, 2019 or 2018.

During the fiscal year ended March 31, 2019, we incurred $60,332 in research and development costs related to the development of our Tornado C. No amounts were incurred during fiscal 2018 as the machinery for which such research was for hadn’t been received.

General and administrative expenses during the fiscal year ended March 31, 2019, were $137,224, compared to $114,328, during the fiscal year ended March 31, 2018, an increase of $22,896.  The increase in general and administrative expenses was related to an increase in professional fees related to filing requirements in connection with the acquisition of TORtec Group.

We incurred an expense of $4,689,275 associated with the fair value of shares issued in connection with TORtec Group assets in the fiscal year ended March 31, 2018, and no similar expense in the current fiscal year.

We had a gain on extinguishment of liabilities of $16,070 in the fiscal year ended March 31, 2018, and no similar gain in the current fiscal year.  We had a gain on collection of reserved note receivable of $20,000 in the fiscal year ended March 31, 2018, and no similar gain in the current fiscal year.

We had other expenses, which primarily consisted of interest expense of $120 in fiscal 2019 and $26,682 in fiscal 2018, a decrease of $26,562, primarily related to the decrease in the balance owed to a related entity due to the amounts being converted into common stock in fiscal 2018.

In the fiscal year ended March 31, 2019 we experienced a net loss of $197,676, or approximately $0.00 per share, compared to a net loss of $4,876,795, or approximately $0.07 per share, in the fiscal year ended March 31, 2018.  The decrease in net loss in the later period is largely due to the expense associated with the fair value of shares issued in connection with TORtec Group assets and also the loss associated with the discontinued operations in fiscal 2018.

Liquidity and Capital Resources

Current assets at March 31, 2019, included $4,477 in cash, a decrease of $25,907 from total current assets of $31,684 at March 31, 2018.

At March 31, 2019, we had a negative working capital of $364,211, as compared to negative working capital of $28,759 at March 31, 2018.

Capital Resources

During the fiscal year ended March 31, 2019, operating activities used cash of $173,422, as compared to $157,164 in net cash used for the fiscal year ended March 31, 2018.

During the fiscal year ended March 31, 2019, investing activities used cash of $137,775, as compared to $93,910 cash provided by investing activities during the fiscal year ended March 31, 2018.  In 2019, the amount used was related to additional capital assets purchased for the development of our Tornado. In 2018, we received cash from reserved note receivable of $20,000 and $72,910 cash received in the TORtec acquisition.  We also received $1,000 in other assets.

During the fiscal year ended March 31, 2019, financing activities provided cash of $283,990, as compared to $55,639 in cash provided for the fiscal year ended March 31, 2018.  In fiscal year 2019, we received $283,990 from a related entity for which the proceeds were used for the purchase of additional equipment and for operations.  Financing activities consisted of $21,000 in proceeds from short term advances – related parties and $34,639 in an increase in the line of credit in fiscal year 2018.

We intend to fund future operations for the next 12 months through cash flows generated from operations, current cash on hand and the proceeds from advances from a related entity.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing. These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for a period in excess of one year from the date of our most recent balance sheet.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2019, and 2018.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORTEC GROUP CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

TORTEC GROUP CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of TORtec Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TORtec Group Corporation (the “Company”) as of March 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014.

Lakewood, CO

July 16, 2019

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS
Current Assets
Cash	$ 4,477	$ 31,684
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	1,300	-
Total Current Assets	5,777	31,684
Furniture and equipment, net of accumulated depreciation of $0 and
$0, respectively	612,753	-
Deposit - related party	-	474,978
Total Assets	$ 618,530	$ 506,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 35,934	$ 10,379
Short term advances - related parties	324,990	41,000
Discontinued operations	9,064	9,064
Total Current Liabilities	369,988	60,443

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,828,535)	(5,630,859)
Total Shareholders' Equity	248,542	446,218
Total Liabilities and Shareholders' Equity	$ 618,530	$ 506,662

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2019	2018

Sales	$ -	$ -
Total Sales	-	-

Operating Expenses
Research and development	60,332	-
General and administrative (including stock based compensation of $0 and $14,455, respectively)	137,224	114,328
Additional fair value of shares issued in connection with TORTec assets	-	4,689,275
Total Operating Expenses	197,556	4,803,603
Operating Loss	(197,556)	(4,803,603)
Gain on extinguishment of liabilities	-	16,070
Gain on collection of reserved note receivable	-	20,000
Interest expense	(120)	(26,682)
Loss before provision for income taxes and discontinued operations	(197,676)	(4,794,215)
Provision for income taxes	-	-
Loss before loss from discontinued operations	(197,676)	(4,794,215)
Discontinued operations	-	(82,580)
Net loss	$ (197,676)	$ (4,876,795)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.07)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.00)	$ (0.01)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.07)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	65,727,356

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2017	1,002,204	$ 1,002	$ 332,195	$ (754,064)	$(420,867)
Conversion of revolving line of credit into common stock	8,647,796	8,648	491,352	-	500,000
Common stock issued in connection with accounts payable	100,000	100	5,682	-	5,782
Common stock issued for services	250,000	250	14,205	-	14,455
Common stock issued to TORtec	90,000,000	90,000	5,113,643	-	5,203,643
Contribution of loan payable by related party	-	-	20,000	-	20,000

Net loss	-	-	-	(4,876,795)	(4,876,795)

Balance at March 31, 2018	100,000,000	100,000	5,977,077	(5,630,859)	446,218

Net loss	-	-	-	(197,676)	(197,676)

Balance at March 31, 2019	100,000,000	$100,000	$5,977,077	$(5,828,535)	$ 248,542

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$ (197,676)	$ (4,876,795)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	11,527
Loss on disposal of property and equipment	-	51,102
Fair value of shares issued in excess of TORTec assets	-	4,689,275
Common stock issued for services	-	14,455
Gain on extinguishment of liabilities	-	(36,070)
Reversal of reserve on note receivable	-	(20,000)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,300)	(13,520)
Accounts payable and accrued liabilities	25,554	22,862
Net Cash Used in Operating Activities	(173,422)	(157,164)
Cash Flows from Investing Activities:
Cash received from reserved note receivable	-	20,000
Cash received in TORTec acquisition	-	72,910
Other assets	-	1,000
Purchase of property and equipment	(137,775)	-
Net Cash (Used in) Provided by Investing Activities	(137,775)	93,910
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	333,990	21,000
Repayments of short term advances - related parties	(50,000)	-
Net change on line of credit	-	34,639
Cash Flows Provided by Financing Activities:	283,990	55,639

Net Change in Cash	(27,207)	(7,615)
Cash at Beginning of Year	31,684	39,299
Cash at End of Year	$ 4,477	$ 31,684

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Settlement of line of credit and accrued interest with common stock	$ -	$ 500,000
Settlement of accounts payable with common stock	$ -	$ 21,852
Net TORtec assets purchased with common stock	$ -	$ 514,368
Note payable treated as contributed capital	$ -	$ 20,000
Asset transferred from deposit to property and equipment	$ 474,978	$ -

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group shall pay an initial royalty of 30,000 Euros, and an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, Geo Point Resources, Inc.'s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of March 31, 2019 and 2018.

	March 31,	March 31,
	2019	2018
ASSETS
Furniture and equipment, net of accumulated depreciation of $0 and $24,324, respectively	$ -	$ -
Other assets	-	-
Total Assets - Discontinued Operations	$ -	$ -

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 9,064	$ 9,064

The following is a summary of discontinued operation for the years ended March 31, 2019 and 2018:

	For the Years Ended
	March 31,
	2019	2018

Sales	$ -	$ 22,140
Sales - Related Party	-	43,510
Total Sales	-	65,650

Operating Expenses
Cost of sales	-	14,488
General and administrative	-	102,640
Gain on extinguishment of liabilities	-	(20,000)
Disposal of property and equipment	-	51,102
Total Operating Expenses	-	148,230
Operating Income (Loss) - Discontinued Operations	$ -	$ (82,580)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TORtec Group. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information.

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

As of March 31, 2019 and 2018, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2019 and 2018, due to the short-term nature of these items.

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

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2019 and 2018, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2019, and 2018, impairments are not present. See Note 3, for discussion of loss on disposal of property and equipment.

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

Research and Development

Research and development is primarily related to developing and improving the Company’s Tornado C product.  Research and development expenses are expensed when incurred.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2019 and 2018, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)”, which does not change the core principles of ASU No. 2014-09 discussed below, but rather clarifies the implementation guidance in order to eliminate the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance. Under the new guidance, when an entity determines it is a principal in a transaction, the entity recognizes revenue in the gross amount of consideration; however, in transactions where an entity determines it is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The standard is effective for public companies for annual periods beginning after December 15, 2017. The Company adopted the new standard effective April 1, 2018 for which the adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows as there are currently no revenue generating activities.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not expect the adoption of this new standard to have a material impact on its financial statements and related disclosures due to the absence of qualifying leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

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

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan is intended to be a short term bridge loan used for working capital for the third party. As of March 31, 2019, and 2018, this receivable is 100% reserved.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Construction in progress	$ 612,753	$ -
Vehicles	-	-
Leasehold improvements	-	-
Total	612,753	-
Less accumulated depreciation	-	-
Net Value	$ 612,753	$ -

Property and equipment consists of the Company's Tornado M which was received during the nine months ended December 31, 2018. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of March 31, 2019, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

Depreciation expense for the years ended March 31, 2019 and 2018, was $0 and $11,527, respectively. The Company recorded a loss of $51,102 in connection with disposing of equipment related to the operations of the Environmental and Engineering Divisions as discussed in Note 1.

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

In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec, see Note 1. During the year ended March 31, 2019, Capital Vario has advanced the Company an additional $283,990 for a total of $324,990 due at March 31, 2019. The advances do not incur interest and are due on demand.  The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets. Included in these advances was the repayment of a $50,000 short term advance from a relative of the Company's CEO which was received and repaid during the three months ended December 31, 2018. The advance was due on demand and incurred 10% interest per annum.  Subsequent to March 31, 2019, Capital Vario has advanced an additional $66,100.

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

NOTE 7 - INCOME TAXES

For the years ended March 31, 2019 and 2018, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $734,000 and $536,000 at March 31, 2019 and 2018, respectively, and will expire beginning in the year 2034. The primary difference between the Company’s statutory and effective tax rate relates to non-deductible stock based compensation charges and a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2019 and 2018 consisted of tax effected net operating losses of $219,074 and $160,087, respectively. During the years ended March 31, 2019 and 2018, the valuation allowance increased by $58,987 and $8,358, respectively. The approximate reduction of the tax effected net operating losses due to the change in the corporate income tax rates was approximately $22,000 during the year ended March 31, 2018.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2014 through 2018 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2015 through 2018 and currently does not have any ongoing tax examinations.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended March 31, 2018, the Company recorded revenues of $43,510 for services performed for two entities partially owned by the Company’s former Chief Executive Officer. The Company performed engineering services for the related entities and billed its services based upon time and expenses incurred. The Company’s management maintained that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services. In addition, during the year ended March 31, 2018, the Company paid $9,600 to one of these related entities in connection with testing services. The revenues and expense are included within discontinued operations.

On September 9, 2017 TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company received the equipment in second quarter of fiscal 2019. The Tornado M will be used in the Company's operations.

See Notes 1 and 4, for additional related party transactions.

NOTE 9 - SUBSEQUENT EVENTS

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to Merdan Atayev who is the sole shareholder of TORtec Central Asia.  The Share Exchange Agreement is subject to certain terms and conditions which have not yet been completed.  The Share Exchange Agreement also provides that the Company will elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition of TORtec Central Asia.

The Company has evaluated subsequent events after March 31, 2019, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2019, our internal controls over financial reporting were not effective.

During the year ended March 31, 2019, the CEO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2019. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Franc Smidt	Chairman	December 4, 2017	*

Stephen H. Smoot	President, CEO and Director	December 4, 2017	*

Alex Schmidt	Vice President and Director	December 4, 2017	*

Irina Kochetkova	Secretary, Treasurer and Director	December 4, 2017	*

Jeffrey R. Brimhall	Director	December 4, 2017	*

Mayrbek Artsuev	Director	May 23, 2019	*

Merdan Atayev	Vice President	May 23, 2019	*

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

Background and Business Experience

Chairman of the Board

Franc Smidt, age 56, has served as a director of the Company and as its Chairman of the Board of Directors since December 4, 2017.  Dr. Smidt received a PhD in Economics in 2004.  In 2010 he received a Diploma of Polished Diamond Grader.  Since 2013, Smidt has taken courses in materials science and microbiology.  1983 - 1985 Teacher of German Language and Literature, Kazakhstan; 1985 - 1988 School deputy director, Kazakhstan; 1988 - 1989 School director, Kazakhstan; 1989 - 1990 Chairman, Commercial director, cooperative company “North - West”, Nizhnevartovsk , Russia; 1990 - 1991 President, Interregional agricultural group “АМК”, Kazakhstan 1991; 1991 - 1993 Deputy chairman, administrative council, free economical zone Lisakovsk, Kazakhstan Advisor to Supreme Council of the Republik of Kazakhstan, Co-author, co-elaboration, Law on Free Economic Zones & Land Act of Kazakhstan, Advisor to Chairman of the Geology, Ecology and Natural Resources Committee of Supreme Council Marash Nurtazin (Alma-Ata); 1993 - 1998 Chairman, General Director, Transport company “Transagency-5”, Moscow; 1998 - Dec, 2002 Chairman, Commercial director, trade center JSC “Dastin Market“, Tymen, Russia; Jan, 2003 - 2009 Chairman, Director “Lux Diamond Technologies AG”, Luxembourg; 2003 - 2018 President of the European Association of independent journalists, Luxembourg, honorary post; 2005 - 2012 Chairman, President “MMI-TRUST AG (Holding)“, Luxembourg; 2014 - today Chairman, Director, Scientific Research Institute of Technologiсal Progress, Cyprus and Chairman of Hi-Tech Inovace SRO. Since 1995 Dr. Smidt has published dozens of academic papers and received numerous patents.

Director, President & CEO

Stephen H. Smoot, age 64, has served as a director and as the President and CEO of the Company since December 4, 2017. Smoot has been self-employed since 1983 as a consultant in the area of foreign technology development and transfer.  From 1994 till 1999, Smoot funded and directed research in boundary-air laminar-flow technology resulting in U.S. patents and successful commercial applications.   Smoot assisted in forming, and was president of, Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services Inc. from inception until February 2002.  Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004 and for several years directed and funded research in high-frequency eddy-current particle separation technology.  From 2005 to 2009, Smoot served as director of BMB Munai, Inc. an oil and gas company in Kazakhstan. All companies cited above have been SEC reporting issuers.  Smoot is not a director or nominee of any other SEC reporting issuer.

Director & Vice President

Alex Schmidt.  Mr. Schmidt, age 27, has served as a director and as Vice President of the Company since December 4, 2017.  He was a graduate at the University of Central Lancashire in Business Administration.  In 2014 he incorporated, and now leads, the company Tortec Ltd (Cyprus) which is involved in the scientific and technological development and application of TOR technologies (micronisation of materials). As a result, the first industrial installation under the name “Tornado” was created. In 2015 Tortec Ltd (Cyprus), under the leadership of Schmidt, opened an experimental manufactory with the Tornado installation for producing micro powders, metal carbides and composites (Prague, Czech Republic). In 2016 Tortec Ltd and the Scientific Research Institute of Technological Progress made a factory project for producing micro-powders of metal ceramics, metal oxides, intermetalides and composites with the potential capacity of 2000 tons per year which will be placed in 2018 in Infrapark, Basel (Switzerland). In 2017, Schmidt incorporated and now leads the company TOR Biologos GmbH (Switzerland) for developing applications of TOR Biological technologies in the BIO + project. The project for the bio factory is planned with the technology for the processing of cannabis and extraction of botanical substances, and also extracting of BAS (biological active substance) from phyto-mass of medicinal herbs. In 2017, the companies working on various applications of TOR Technologies in different industries joined TORtec Group, a Wyoming corporation in the USA. Special interests and skills: economics, German, Russian and English language, project financing, development of investment projects and new technologies.

Director, Secretary and Treasurer

Irina Kochetkova, age 66, has served as a director and as Secretary and Treasurer of the Company since December 4, 2017.  Dr. Kochetkova received a B.S. Degree at Moscow Oil & Gas Institute “Academy Gupkin” in 1974 and received a PhD in organic chemistry in 1988.  From 1988 to 1991 she was managing researcher in Moscow Research Institute of Organic Synthesis; from 1991 to present she has been an owner and general director of  Scientific Technical Production Center “EON”, a Russian private limited company;  from 1993 to 2010 she was a shareholder and member of the Board of Directors of  Specinvestbank; for the past twenty-five years acted as a consultant to several foreign companies using Russian know-how and equipment installations in the petro-chemical industries. The results of this consulting work concluded with installations in Kazakhstan, Russia and Uzbekistan refineries. Over the same period of time, Kochetkova was also involved in trading petro-chemical products internationally.

Director

Jeffrey R. Brimhall, age 37, served as the Secretary of the Company from June 13, 2012 until December 4, 2017. On December 4, 2017, he resigned as Secretary and was appointed to the Board of Directors of the Company.  Mr. Brimhall is currently employed as Controller of Raisa Energy LLC, a private energy company that invests in domestic oil and natural gas mineral and non-operated working interest. Brimhall was employed as Controller of Inflection Energy LLC from January 2015 until June 2016. Brimhall served as the Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado from January 2010 to December 2015. During that time, he prepared and managed Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. From June 2007 to December 2009, Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. From August 2005 to June 2007, Brimhall was an Audit Associate with

Grant Thornton LLP in Phoenix, Arizona. During the past five years, Mr. Brimhall also served as a director for Caspian Services, Inc. and RTS Oil Holdings, Inc., which are no longer SEC registrants, but were at the time Mr. Brimhall served as director. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008.

Director

Mayrbek Artsuev, age 53, has a degree in engineering and has been an international consultant and trade specialist for the past 25 years and specializes in technology development.  Mr. Artsuev introduced TOR-technologies to the Company in 2017 and has been influential in negotiating the agreements on behalf of the Company with Merdan Atayev.

Vice President

Merdan Atayev, age 39, is an attorney specializing in business law in Turkmenistan.  Mr. Atayev has been involved in international trade with his family owned enterprises for over 10 years and owns many companies, including construction, real estate development and trading companies.

Agreements Concerning Appointment of Officers and Directors

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

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to Merdan Atayev who is the sole shareholder of TORtec Central Asia.  The Share Exchange Agreement is subject to certain terms and conditions which have not yet been completed.  The Share Exchange Agreement also provides that the Company will elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition of TORtec Central Asia.

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

Section 16(a) Beneficial Ownership Compliance

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  On December 14, 2018, MTM Center GmbH transferred 13,500,000 shares of the Company’s common stock owned by it to Alex Schmidt.  Mr. Schmidt and MTM Center GmbH filed their Form 4 reports associated with this transfer on December 17, 2018, one day after the due date. Merdan Atayev was elected as a Vice President of the Company on May 23, 2019.  He filed his initial stock ownership report on Form 3 on July 11, 2019.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2019, and 2018, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
William C. Lachmar, CEO and CFO until 12, 2017	3/31/18	$56,000	$0	0	0	0	0	$3,900	$59,900
Stephen H. Smoot, CEO since 12/2017	3/31/19 3/31/18	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Irina Kochetkova, CFO since 12/2017	3/31/19 3/31/18	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Jeffrey R. Brimhall, Secretary until 12/2017	3/31/19 3/31/18	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2019, and 2018.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt Papur 25, b. 33 Bistritsa/Malinova dolina 1756, Sofia, Bulgaria	18,000,000 shares	18.0%
Common Stock	TOR Biologos GmbH (1) Rothausstrasse 61 4132 Muttenz, Switzerland	13,500,000 shares	13.5%
Common Stock	Mikhail Lvov Russian Federation, Moscow 125057, Leningradskiyprospekt 75, Bld. 1B, Fl. 452	9,900,000 shares	9.9%
Common Stock	Platino Aventuras Internacionales S.A. Aves. 2 & 6, Calle 17, N. 233 San Jose, Costa Rica	7,042,500 shares	7.04%
Common Stock	Sorensen Family Trust dated 12/3/1994 708 Cherapple Circle Orem, Utah 84097	7,042,500 shares	7.04%
Common Stock	Mayrbek Artsuev (1) Russian Federation, Moscow, 121609 Osenniy Boulevard 5, Building 3, Ap. 882	13,500,000 shares	13.5%
Common Stock	Irina Kochetkova (2) Nikolaeva Str. 4, Fl. 13 Russian Federation, Moscow 123100	10,333,334 shares	10.33
Common Stock	Alex Schmidt (1) Flat 108 Leonidou 10 Livadia (Larnaca) G4 7060	13,500,000 shares	13.5%

Note 1:

Mayrbek Artsuev directly owns 6,750,000 shares and he also indirectly owns 6,750,000 shares of the 13,500,000 shares held of record by TOR Biologos GmbH.  Mr. Artsuev disclaims ownership of the remaining shares held by TOR Biologos GmbH.  Alex Schmidt directly owns 6,750,000 shares and he also indirectly owns 6,750,000 shares of the 13,500,000 shares held of record by TOR Biologos GmbH. Mr. Schmidt disclaims ownership of the remaining shares held by TOR Biologos GmbH.

Note 2:

Irina Kochetkova directly owns 9,900,000 shares and she also indirectly owns 333,334 shares held of record by Petroleum Group Services Limited, a Trust.

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt	18,000,000	18.0%%
Common Stock	Stephen H. Smoot	0	0%
Common Stock	Alex Schmidt	13,500,000(1)	13.5%
Common Stock	Irina Kochetkova	10,333,334(2)	10.33%
Common Stock	Jeffrey R. Brimhall	0	0%
Common Stock	Mayrbek Artsuev	13,500,000(3)	13.5%
Common Stock	Merdan Atayev	0	0%
Common Stock	All officers and directors as a group	55,333,334	55.33%

Note 1:

Alex Schmidt directly owns 6,750,000 shares and he indirectly owns 6,750,000 shares as a 50% owner of TOR Biologos GmbH (which directly holds 13,500,000 shares).  He disclaims ownership of the remaining shares held by TOR Biologos GmbH.  Mr. Schmidt holds sole voting power and dispositive power over the shares held by TOR Biologos GmbH.

Note 2:

Irina Kochetkova directly owns 9,900,000 shares.  She indirectly holds 333,334 shares through Petroleum Group Services Limited, a Trust.

Note 3:

Mayrbek Artsuev directly owns 6,750,000 shares and he indirectly owns 6,750,000 shares as a 50% owner of TOR Biologos GmbH (which directly holds 13,500,000 shares).  He disclaims ownership of the remaining shares held by TOR Biologos GmbH.

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

During the year ended March 31, 2018, the Company recorded revenues of $43,510 for services performed for two entities partially owned by the Company’s former Chief Executive Officer, respectively. The Company performed engineering services for the related entities and billed its services based upon time and expenses incurred. The Company’s management maintained that the fees charged to the related party are no less favorable than would be charged to unrelated parties for similar services. In addition, during the year ended March 31, 2018, the Company paid $9,600 to one of these related entities in connection with testing services. The revenues and expense are included within discontinued operations.

On September 9, 2017 TORtec entered into an agreement with MTM Center GmbH, a former shareholder of TORtec, a member of the board of directors and a significant shareholder of the Company, for the construction of equipment utilizing the TORtec technology, referred to as the Tornado M. The total purchase price is 394,000 Euros for which the Company has paid in full at $474,978. The Company received the equipment in second quarter of fiscal 2019. The Tornado M will be used in the Company's operations.

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

During the year ended March 31, 2018, the Company received short term advances of $21,000 from two shareholders of the Company. The advances do not incur interest and are due on demand. In addition, the Company assumed a $20,000 advance from Capital Vario, a shareholder of the Company, in connection with the acquisition of TORtec. During the year ended March 31, 2019, Capital Vario has advanced the Company an additional $283,990 for a total of $324,990 due at March 31, 2019. The advances do not incur interest and are due on demand.  The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheet Included in these advances was the repayment of a $50,000 short term advance from a relative of the Company's CEO which was received and repaid during the three months ended December 31, 2018. The advance was due on demand and incurred 10% interest per annum.  Subsequent to March 31, 2019, Capital Vario has advanced an additional $66,100.

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”), which closed on December 4, 2017, with TORtec Group, a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec. Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s common stock were issued to the TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the TORtec shareholders collectively owned ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition.

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

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to the sole shareholder of TORtec Central Asia, Mr. Merdan Atayev. Mr. Atayev is the President, sole director and sole shareholder of TORtec Central Asia, a newly formed Wyoming corporation. The Share Exchange Agreement is subject to certain terms and conditions, including the transfer of: (a) a 99 year Lease Agreement to a new office and warehouse facility in Ashgabat, Turkmenistan (“Target Land”); and (b) any furniture, tools, machinery and equipment for maintenance and lifting located at the facility (“Target Assets”). TORtec Central Asia must first have acquired leasehold ownership to the Target Land based on a ninety-nine year lease from the government of Turkmenistan, free and clear from all mortgages, trust deeds, liens or other encumbrances, and TORtec Central Asia shall have acquired undisputed ownership of the Target Assets free and clear from all security interests, liens or other encumbrances. Although the Share Exchange Agreement was not a related party transaction at the time it was entered into, Merdan Atayev has since been appointed as a Vice President of the Company which is a condition to the Closing of the proposed acquisition.  The transaction has not yet closed.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2019, and 2018:

Fee Category	2019	2018
Audit Fees	$27,500	$37,000
Audit-related Fees	0	0
Tax Fees	0	3,000
All Other Fees	0	0
Total Fees	$27,500	$40,000

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2019, and 2018, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)(i)     Exhibits.  The following Exhibits are filed as part of this Annual Report:

Exhibit Number 3.3	Description Amended and Restated Articles of Incorporation
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen H. Smoot, President, CEO and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Irina Kochetkova, Secretary, Treasurer, CFO, and Director.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Stephen H. Smoot, President, CEO and Director.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Irina Kochetkova, Secretary, Treasurer, CFO and Director

Exhibit Number	Description
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

Form S-1 filed October 24, 2012 3.1 Articles of Incorporation 3.2 Bylaws	Part I, Item 1

Annual Report on Form 10K for the fiscal year ended March 31, 2013 14 Code of Ethics	Part I, Item 1 Part III, Item 10

Annual Report on Form 10K for the fiscal year ended March 31, 2018

10.1          License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018

Part I, Item 1 Part III, Item 10

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

TORTEC GROUP CORPORATION

Date:	July 16, 2019	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 16, 2019	By:	/s/ Irina Kochetkova
Irina Kochetkova, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TORTEC GROUP CORPORATION

Date:	July 16, 2019	By:	/s/ Franc Smidt
Franc Smidt, Chairman and Director

Date:	July 16, 2019	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 16, 2019	By:	/s/ Alex Schmidt
Alex Schmidt, Vice President and Director

Date:	July 16, 2019	By:	/s/ Irina Kochetkova
Irina Kochetkova,, Secretary, Treasurer, CFO, Chief Accounting Officer and Director

Date:	July 16, 2019	By:	/s/ Jeffrey R. Brimhall
Jeffrey R. Brimhall, Director

Date:	July 16, 2019	By:	/s/ Mayrbek Artsuev
Mayrbek Artsuev, Director