Form 10-Q
period 2019-06-30
TORtec Group Corp
filed 2019-08-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

      Class

     Outstanding as of August 14, 2019

Common Stock, $0.001 par value

 100,000,000

TABLE OF CONTENTS

Heading

Page

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “TORtec Group Corporation,” the “Registrant,” the “Company,” “we,” “us,” “our” and words of similar import refer to TORtec Group Corporation, a Nevada corporation, unless the context requires otherwise.

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of TORtec Group Corporation (formerly Geo Point Resources, Inc.). at June 30, 2019 and March 31, 2019, and the related consolidated statements of operations and stockholders' equity for the three months ended June 30, 2019 and 2018 and the related consolidated statements of cash flows for the three months ended June 30, 2019 and 2018 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2019, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2020.

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2019	2019
ASSETS
Current Assets
Cash	$ 126,140	$ 4,477
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	1,300	1,300
Total Current Assets	127,440	5,777
Construction in progress	612,753	612,753
License	35,051	-
Total Assets	$ 775,244	$ 618,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 11,219	$ 35,934
Advance receipts for common stock subscriptions	150,000	-
Short term advances - related parties	389,690	324,990
Discontinued operations	9,064	9,064
Total Current Liabilities	559,973	369,988

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,861,806)	(5,828,535)
Total Shareholders' Equity	215,271	248,542
Total Liabilities and Shareholders' Equity	$ 775,244	$ 618,530

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months
	June 30,
	2019	2018

Sales	$ -	$ -

Operating Expenses
Research and development	4,242	-
General and administrative	29,029	30,450
Total Operating Expenses	33,271	30,450
Operating Loss	(33,271)	(30,450)
Loss before provision for income taxes and discontinued operations	(33,271)	(30,450)
Provision for income taxes	-	-
Loss before loss from discontinued operations	(33,271)	(30,450)
Discontinued operations	-	-
Net loss	$ (33,271)	$ (30,450)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	10,000,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2018	100,000,000	$ 100,000	$ 5,977,077	$ (5,630,859)	$446,218

Net loss	-	-	-	(30,450)	(30,450)

Balance at June 30, 2018	100,000,000	$ 100,000	$ 5,977,077	$ (5,661,309)	$415,768

Balance at March 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ (5,828,535)	$248,542

Net loss	-	-	-	(33,271)	(33,271)

Balance at June 30, 2019	100,000,000	$ 100,000	$ 5,977,077	$ (5,861,806)	$215,271

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$ (33,271)	$ (30,450)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(24,715)	5,109
Net Cash Used in Operating Activities	(57,986)	(25,341)
Cash Flows from Investing Activities:
Purchase of a license	(35,051)	-
Net Cash Used in Investing Activities	(35,051)	-
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	64,700	-
Proceeds from sale of common stock	150,000	-
Cash Flows Provided by Financing Activities:	214,700	-

Net Change in Cash	121,663	(25,341)
Cash at Beginning of Period	4,477	31,684
Cash at End of Period	$ 126,140	$ 6,343

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2019 and March 31, 2019

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of June 30, 2019 and March 31, 2019:

	June 30,	March 31,
	2019	2019
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discountinued Operations	$ 9,064	$ 9,064

Discontinued operations did not impact the consolidated statements of operations and cash flow during the three months ended June 30, 2019 and 2018.

Pending Transaction

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to Merdan Atayev who is the sole shareholder of TORtec Central Asia.  The Share Exchange Agreement is subject to certain terms and conditions which have not yet been completed.  The Share Exchange Agreement also provides that the Company will elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition of TORtec Central Asia. As of the date of this filing the transaction has yet to close.

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

Interim Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated balance sheet as of June 30, 2019, and the consolidated statements of operations, stockholders' equity for the three months ended June 30, 2019, and 2018, and the consolidated statements of cash flows for the three months ended June 30, 2019, and 2018, are unaudited. The consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three month period are unaudited. The results of the three months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending March 31, 2020, any other interim period, or any other future year.

Basis of Accounting

The Company’s consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and TORtec Nanosynthesis Corp. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information.  TORtec Titan+, and TORtec Nanosynthesis Corp do not have any operations.

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

As of June 30, 2019 and March 31, 2019, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of June 30, 2019 and March 31, 2019, due to the short-term nature of these items.

Revenue Recognition

The Company will recognize revenue when the earnings process is complete. This generally will occur as services are performed. Currently, the Company does not have any revenue producing activities.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three months ended June 30, 2019 and 2018, the Company did not have any dilutive securities.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this standard during the current quarter with no impact on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard during the current quarter with no impact on its financial statements and related disclosures.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consists of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of June 30, 2019 and March 31, 2019, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

License

On April 12, 2019, the Company, through TORtec Titan+, entered into a perpetual license for the use of certain technologies with an entity controlled by the Chairman of the Board of Directors. Under the terms of the agreement, the Company paid $35,051 for the rights and will provide future royalties of 10% of the subsidiaries' net income. The Company expects to use the technology in connection with its Tornado M.

Common Stock to be Issued

See Note 6 for discussion.

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the three months ended June 30, 2019, Capital Vario has advanced the Company an additional $64,700 for a total of $389,690 due at June 30, 2019. The balance due to Capital Vario at March 31, 2019 was $324,990. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to June 30, 2019.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation or long-term leases.

NOTE 6 - SHAREHOLDERS’ EQUITY

Effective November 14, 2018, the Company increased its authorized common shares to 200,000,000.

In May 2019, the Company sold 15,000 shares of common stock for proceeds of $150,000. Included in the stock purchase agreement was the sale of 10% interest in TORtec Nanosynthesis Corp., which was recently incorporated in May 2019. As of the date of this filing, the Company hasn't issued the shares of common stock and thus has reflected the amount received as common stock to be issued on the accompanying consolidated balance sheet. In addition, to date the subsidiary has yet to commence operations and thus no value was allocated to the sale of the 10% interest.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

See Notes 1, 3 and 4, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after June 30, 2019, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

On February 19, 2019, TORtec Group entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress (“SRITP”), a Cyprus entity, controlled by the same shareholder.  This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

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

On April 12, 2019, TORtec Group entered into a general, exclusive, unlimited, irrevocable and perpetual license to use the technology, know-how, development and technical knowledge with TORtec Forschungsinstitut GmbH  for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

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

Results of Operations

Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018

We reported no sales for the three months ended June 30, 2019 and 2018 due to the lack of revenue generating activities.

Research and development expenses during the three months ended June 30, 2019, were $4,242, compared to $0, during the three months ended June 30, 2018, an increase of $4,242.  The increase was related to the receipt of the Tornado M unit after June 30, 2018 to which we have incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended June 30, 2019, were $29,029, compared to $30,450, during the three months ended June 30, 2018, a decrease of $1,421.  The consistency in general and administrative expenses during the three months ended June 30, 2019 as compared to the prior period, was directly related to the consistency of our operations between the years.

Liquidity

Current assets at June 30, 2019, included cash of $126,140 and other current assets of $1,300.  At June 30, 2019, we had a negative working capital of $432,533, as compared a negative working capital of $364,211 at March 31, 2019.  The decrease in working capital is mostly due an investment in common stock currently reflected as a current liability until the shares of common stock are issued.

Capital Resources

During the three months ended June 30, 2019, operating activities used cash of $57,986 compared to $25,341 net cash used in the three months ended June 30, 2018, an increase of $32,645. The increase was primary related to the payment of accounts payable.

During the three months ended June 30, 2019, investing activities consisted of costs expended in connection with the Company obtaining a license for which the term is perpetual. In the prior comparable period, there were no such expenditures.

During the three months ended June 30, 2019, we received cash from financing activities of $214,700 of which $64,700 was from Capital Vario and $150,000 from the sale of common stock. The proceeds have been used to fund operations.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended June 30, 2019.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the fiscal year ended March 31, 2018 and still remains as of June 30, 2019.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2019 the Company sold 15,000 shares of its common stock to Rock and Frances Rice for $150,000 cash and a 10% interest in a future subsidiary of the Company to be formed which will be known as TORtec Nanosynthesis Corp.  We relied on the exemptions from registration with the SEC under the Securities Act contained in Section 4(a)(2) of the Securities Act and SEC Rule 506(b) for the offer and sale of shares of common stock. There were no underwriters involved in the issuance of the shares, and there were no underwriting discounts or commissions paid in connection with the issuance of the shares.  The shares, when issued, will bear a restricted legend and may only be resold in compliance with the applicable securities laws. The shares have not yet been issued.  When the shares are issued it will increase the number of issued and outstanding shares by 15,000.

As disclosed in a Form 8-K Current Report filed by the Company on May 29, 2019 and amended on May 31, 2019, the Company entered into a Stock Purchase Agreement with IKR BABOLNA FZE, a UAE Ajman Free Zone Limited Company, pursuant to which IKR BABOLNA FZE agreed to purchase from the Company One Hundred and Sixty Eight Thousand (168,000) shares of the Company’s common stock for One Million Five Hundred Thousand Euros, or approximately USD$1,680,000. The Company is seeking to acquire one hundred percent (100%) of the issued and outstanding shares of Si-Tech GmbH, a German company of Gewerbestraße 7,79730 Murg-Hänner,Germany (Si-Tech) from Ecotor Technology S.A.R.L. a Swiss Company of Alpenstrasse 15, 6302 Zug, Switzerland (Ecotor). The Stock Purchase Agreement with IKR BABOLNA FZE provides that the proceeds received from the stock sale will be distributed as follows:

-

Approximately Euros 700,000 to be paid to Ecotor for one hundred percent (100%) of the total and issued and outstanding shares of Si-Tech GmbH. This payment will eliminate all debts of Ecotor to its creditors.

-

Approximately Euros 800,000 to be transferred to Si-Tech as additional paid-up capital from both the Company and “IKR BABOLNA FZE” as fifty-fifty (50/50) owners in Si-Tech

This transaction is also subject to other terms and conditions described in the Form 8-K Current Report as amended, and has not yet been consummated.

For a description of any other sales of shares of the Company’s unregistered stock made by us in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2016.

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

Exhibit 3.2**

By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

Exhibit 3.3**

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

Exhibit 10.1**

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

Exhibit 14**

Code of Ethics (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2013 filed with the Commission on July 16, 2013)

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Exhibit 101.DEF

XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.CAL

XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.SCH

XBRL Taxonomy Extension Schema

**Previously filed and incorporated by reference.

***Prospectus filed with the SEC on January 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTEC GROUP CORPORATION

Date: August 14, 2019

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: August 14, 2019

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer