Form 10-Q
period 2019-09-30
TORtec Group Corp
filed 2019-11-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

30 N. Gould St., Suite 2489

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

     Outstanding as of November 14, 2019

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of TORtec Group Corporation (formerly Geo Point Resources, Inc.) at September 30, 2019 and March 31, 2019, and the related consolidated statements of operations and stockholders' equity for the three and six months ended September 30, 2019 and 2018 and the related consolidated statements of cash flows for the six months ended September 30, 2019 and 2018 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the periods ended September 30, 2019, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2020.

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2019	2019

ASSETS
Current Assets
Cash	$ 44,539	$ 4,477
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	1,300	1,300
Total Current Assets	45,839	5,777
Construction in progress	646,553	612,753
License	35,051	-
Total Assets	$ 727,443	$ 618,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 4,987	$ 35,934
Advance receipts for common stock subscriptions	150,000	-
Short term advances - related parties	388,690	324,990
Discontinued operations	9,064	9,064
Total Current Liabilities	552,741	369,988

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,902,375)	(5,828,535)
Total Shareholders' Equity	174,702	248,542
Total Liabilities and Shareholders' Equity	$ 727,443	$ 618,530

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$ -	$ -	$ -	$ -

Operating Expenses
Research and development	7,890	-	12,132	-
General and administrative	32,679	43,715	61,708	74,165
Total Operating Expenses	40,569	43,715	73,840	74,165
Operating Loss	(40,569)	(43,715)	(73,840)	(74,165)
Discontinued operations	-	-	-	-
Net loss	$ (40,569)	$ (43,715)	$ (73,840)	$ (74,165)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Three months ended September 30, 2018
Balance at June 30, 2018	100,000,000	$100,000	$5,977,077	$(5,661,309)	$415,768

Net loss	-	-	-	(43,715)	(43,715)

Balance at September 30, 2018	100,000,000	$100,000	$5,977,077	$(5,705,024)	$372,053

Six months ended September 30, 2018
Balance at March 31, 2018	100,000,000	$100,000	$5,977,077	$(5,630,859)	$446,218

Net loss	-	-	-	(74,165)	(74,165)

Balance at September 30, 2018	100,000,000	$100,000	$5,977,077	$(5,705,024)	$372,053

Three months ended September 30, 2019
Balance at June 30, 2019	100,000,000	$100,000	$5,977,077	$(5,861,806)	$215,271

Net loss	-	-	-	(40,569)	(40,569)

Balance at September 30, 2019	100,000,000	$100,000	$5,977,077	$(5,902,375)	$174,702

Six months ended September 30, 2019
Balance at March 31, 2019	100,000,000	$100,000	$5,977,077	$(5,828,535)	$248,542

Net loss	-	-	-	(73,840)	(73,840)

Balance at September 30, 2019	100,000,000	$100,000	$5,977,077	$(5,902,375)	$174,702

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$ (73,840)	$ (74,165)
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	(1,300)
Accounts payable and accrued liabilities	(30,947)	(5,380)
Net Cash Used in Operating Activities	(104,787)	(80,845)
Cash Flows from Investing Activities:
Purchase of a license	(35,051)	-
Purchase of property and equipment	(33,800)	(11,590)
Net Cash Used in Investing Activities	(68,851)	(11,590)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	63,700	62,000
Proceeds from sale of common stock	150,000	-
Cash Flows Provided by Financing Activities:	213,700	62,000

Net Change in Cash	40,062	(30,435)
Cash at Beginning of Period	4,477	31,684
Cash at End of Period	$ 44,539	$ 1,249

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Asset transferred from deposit to property and equipment	$ -	$ 474,978

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2019 and March 31, 2019

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of September 30, 2019 and March 31, 2019:

	September 30,	March 31,
	2019	2019
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 9,064	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 9,064	$ 9,064

Discontinued operations did not impact the consolidated statements of operations and cash flow during the six months ended September 30, 2019 and 2018.

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

Interim Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated balance sheet as of September 30, 2019, and the consolidated statements of operations, stockholders' equity for the three and six months ended September 30, 2019, and 2018, and the consolidated statements of cash flows for the six months ended September 30, 2019, and 2018, are unaudited. The consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six month period are unaudited. The results of the three and six months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending March 31, 2020, any other interim period, or any other future year.

Basis of Accounting

The Company’s consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 90% owned subsidiary, TORtec Nanosynthesis Corp. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+, and TORtec Nanosynthesis Corp. do not have any operations.

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

As of September 30, 2019 and March 31, 2019, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of September 30, 2019 and March 31, 2019, due to the short-term nature of these items.

Revenue Recognition

The Company will recognize revenue when the earnings process is complete. This generally will occur as services are performed. Currently, the Company does not have any revenue producing activities.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and six months ended September 30, 2019 and 2018, the Company did not have any dilutive securities.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Updates (“ASUs”) 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted this standard during the first quarter with no impact on its financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The guidance expands the scope of the topic to include share-based payments granted to non-employees in exchange for goods or services. Upon adoption, the fair value of awards granted to non-employees will be determined as of the grant date, which will be recognized over the service period. Previous guidance required the awards to be remeasured at fair value periodically when determining the related expense. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard during the first quarter with no impact on its financial statements and related disclosures.

Recent Accounting Pronouncements

The FASB issued ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company's operations.

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consist of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of September 30, 2019 and March 31, 2019, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

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

Common Stock to be Issued

See Note 6 for discussion.

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the six months ended September 30, 2019, Capital Vario has advanced the Company an additional $63,700 for a total of $388,690 due at September 30, 2019. The balance due to Capital Vario at March 31, 2019 was $324,990. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to September 30, 2019.

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

NOTE 8 - SUBSEQUENT EVENTS

In November 2019, the Company received $50,000 from a significant shareholder.  The terms of the transaction aren't finalized yet but the Company expects to issue a convertible note for which is convertible at $10.00 per share.  In addition, the holder is expected to receive a 3.33% interest in TORtec Nanosynthesis Corp, a subsidiary of the Company.

The Company has evaluated subsequent events after September 30, 2019, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

On February 19, 2019, TORtec Group entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress (“SRITP”), a Cyprus entity, controlled by the same shareholder.  A copy is attached hereto as Exhibit 10.3. This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

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

On April 12, 2019, TORtec Group entered into a general, exclusive, unlimited, irrevocable and perpetual license with TORtec Forschungsinstitut GmbH. A copy is attached hereto as Exhibit 10.4. The license grants to the Company the right to use the technology, know-how, development and technical knowledge for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

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

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

We reported no sales for the three months ended September 30, 2019 and 2018 due to the lack of revenue generating activities.

Research and development expenses during the three months ended September 30, 2019, were $7,890, compared to $0, during the three months ended September 30, 2018, an increase of $7,890.  The increase was related to the receipt of the Tornado M unit after September 30, 2018 to which we have incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended September 30, 2019, were $32,679, compared to $43,715, during the three months ended September 30, 2018, a decrease of $11,036.  The decrease in general and administrative expenses during the three months ended September 30, 2019 as compared to the prior period, was directly related to additional professional costs incurred in the prior period related to the acquisition of TORtec and related public filings.

The Company incurred a net loss of $40,569 in the three months ended September 30, 2019, compared to a net loss of $43,715 incurred in the three months ended September 30, 2018, a decrease of $3,146.

Six Months Ended September 30, 2019 compared to the Six Months Ended September 30, 2018

We reported no sales for the six months ended September 30, 2019 and 2018 due to the lack of revenue generating activities.

Research and development expenses during the six months ended September 30, 2019, were $12,132, compared to $0, during the six months ended September 30, 2018, an increase of $12,132.  The increase was related to the receipt of the Tornado M unit after September 30, 2018 to which we have incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the six months ended September 30, 2019, were $61,708, compared to $74,165, during the six months ended September 30, 2018, a decrease of $12,457.  The consistency in general and administrative expenses during the six months ended September 30, 2019 as compared to the prior period, was directly related to additional professional costs incurred in the prior period related to the acquisition of TORtec and related public filings.

The Company incurred a net loss of $73,840 in the six months ended September 30, 2019, compared to a net loss of $74,165 incurred in the six months ended September 30, 2018, a decrease of $325.

Liquidity

Current assets at September 30, 2019, included cash of $44,539 and other current assets of $1,300.  At September 30, 2019, we had a negative working capital of $506,902, as compared a negative working capital of $364,211 at March 31, 2019.  The decrease in working capital is mostly due an investment in common stock currently reflected as a current liability until the shares of common stock are issued.

Capital Resources

During the six months ended September 30, 2019, operating activities used cash of $104,787 compared to $80,845 net cash used in the six months ended September 30, 2018, an increase of $23,942. The increase was primary related to the payment of accounts payable.

During the six months ended September 30, 2019, investing activities consisted of costs expended in connection with the Company obtaining a license for which the term is perpetual. In the prior comparable period, there were no such expenditures. In addition, during the current period the Company continues to purchase equipment in connection with the Tornado M.

During the six months ended September 30, 2019, we received cash from financing activities of $213,700 of which $63,700 was from Capital Vario and $150,000 from the sale of common stock. The proceeds have been used to fund operations.

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

Off-Balance Sheet Arrangements

We had no off balance sheet arrangements during the quarter ended September 30, 2019.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the fiscal year ended March 31, 2018 and still remains as of September 30, 2019.

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

We had no unregistered sale of equity securities during the quarter ended September 30, 2019.

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

Exhibit 3.2**

By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

Exhibit 3.3**

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

Exhibit 10.1**

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

Exhibit 10.2**

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

Exhibit 10.3

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity, filed herewith.

Exhibit 10.4

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, filed herewith.

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

Date: November 14, 2019

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: November 14, 2019

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer