Form 10-Q
period 2019-12-31
TORtec Group Corp
filed 2020-02-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

     Outstanding as of February 14, 2020

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying consolidated balance sheets of TORtec Group Corporation at December 31, 2019 and March 31, 2019, and the related consolidated statements of operations and stockholders' equity for the three and nine months ended December 31, 2019 and 2018 and the related consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the periods ended December 31, 2019, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2020.

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2019	2019

ASSETS
Current Assets
Cash	$ 32,389	$ 4,477
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	-	1,300
Total Current Assets	32,389	5,777
Construction in progress	646,553	612,753
License	35,051	-
Deposit	3,000	-
Total Assets	$ 716,993	$ 618,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 7,714	$ 35,934
Advance receipts for common stock subscriptions	150,000	-
Advance receipts for common stock subscriptions - related parties	60,000	-
Short term advances - related parties	388,690	324,990
Discontinued operations	2,387	9,064
Total Current Liabilities	608,791	369,988

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional paid-in capital	5,977,077	5,977,077
Accumulated deficit	(5,968,875)	(5,828,535)
Total Shareholders' Equity	108,202	248,542
Total Liabilities and Shareholders' Equity	$ 716,993	$ 618,530

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months
	December 31,		December 31,
	2019	2018	2019	2018

Sales	$ -	$ -	$ -	$ -

Operating Expenses
Research and development	48,175	-	60,307	-
General and administrative	25,183	33,057	86,891	107,222
Total Operating Expenses	73,358	33,057	147,198	107,222
Operating Loss	(73,358)	(33,057)	(147,198)	(107,222)
Interest expense	-	(120)	-	(120)
Loss before loss from discontinued operations	(73,358)	(33,177)	(147,198)	(107,342)
Discontinued operations	6,858	-	6,858	-
Net loss	$ (66,500)	$ (33,177)	$ (140,340)	$ (107,342)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Three months ended December 31, 2018 -
Balance at September 30, 2018	100,000,000	$100,000	$5,977,077	$(5,705,024)	$372,053

Net loss	-	-	-	(33,177)	(33,177)

Balance at December 31, 2018	100,000,000	$100,000	$5,977,077	$(5,738,201)	$338,876

Nine months ended December 31, 2018 -
Balance at March 31, 2018	100,000,000	$100,000	$5,977,077	$(5,630,859)	$446,218

Net loss	-	-	-	(107,342)	(107,342)

Balance at December 31, 2018	100,000,000	$100,000	$5,977,077	$(5,738,201)	$338,876

Three months ended December 31, 2019 -
Balance at September 30, 2019	100,000,000	$100,000	$5,977,077	$(5,902,375)	$174,702

Net loss	-	-	-	(66,500)	(66,500)

Balance at December 31, 2019	100,000,000	$100,000	$5,977,077	$(5,968,875)	$108,202

Nine months ended December 31, 2019 -
Balance at March 31, 2019	100,000,000	$100,000	$5,977,077	$(5,828,535)	$248,542

Net loss	-	-	-	(140,340)	(140,340)

Balance at December 31, 2019	100,000,000	$100,000	$5,977,077	$(5,968,875)	$108,202

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$ (140,340)	$ (107,342)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,700)	(1,300)
Accounts payable and accrued liabilities	(34,897)	(5,560)
Net Cash Used in Operating Activities	(176,937)	(114,202)
Cash Flows from Investing Activities:
Purchase of a license	(35,051)	-
Purchase of property and equipment	(33,800)	(107,975)
Net Cash Used in Investing Activities	(68,851)	(107,975)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	63,700	207,990
Proceeds from sale of common stock - related parties	60,000	-
Proceeds from sale of common stock	150,000	-
Cash Flows Provided by Financing Activities:	273,700	207,990

Net Change in Cash	27,912	(14,187)
Cash at Beginning of Period	4,477	31,684
Cash at End of Period	$ 32,389	$ 17,497

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Asset transferred from deposit to property and equipment	$ -	$ 474,978

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Consolidated Financial Statements (Unaudited)

December 31, 2019 and March 31, 2019

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of December 31, 2019 and March 31, 2019:

	December 31,	March 31,
	2019	2019

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 2,387	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 2,387	$ 9,064

The gain on discontinued operations during the three and nine months ended December 31, 2019 related to liabilities to which the statue of limitations had expired. Discontinued operations did not impact the consolidated statements of cash flows during the nine months ended December 31, 2019 and 2018.

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

Interim Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated balance sheet as of December 31, 2019, and the consolidated statements of operations, stockholders' equity for the three and nine months ended December 31, 2019, and 2018, and the consolidated statements of cash flows for the nine months ended December 31, 2019, and 2018, are unaudited. The consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for such periods.  The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine month period are unaudited. The results of the three and nine months ended December 31, 2019, are not necessarily indicative of the results to be expected for the year ending March 31, 2020, any other interim period, or any other future year.

Basis of Accounting

The Company’s consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 84% owned subsidiary, TORtec Nanosynthesis Corp. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+ does not have any operations. TORtec Nanosynthesis Corp. commenced operations during the three months ended December 31, 2019 which consisted primarily of research and development expenditures.

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

As of December 31, 2019 and March 31, 2019, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, accounts receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of December 31, 2019 and March 31, 2019, due to the short-term nature of these items.

Revenue Recognition

The Company will recognize revenue when the earnings process is complete. This generally will occur as services are performed. Currently, the Company does not have any revenue producing activities.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and nine months ended December 31, 2019 and 2018, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consist of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of December 31, 2019 and March 31, 2019, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

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

Common Stock to be Issued

See Note 6 for disclosure.

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the nine months ended December 31, 2019, Capital Vario advanced the Company an additional $63,700 for a total of $388,690 due at December 31, 2019. The balance due to Capital Vario at March 31, 2019 was $324,990. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to December 31, 2019.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

In October 2019, the Company entered into a lease within an initial term of two years. The lease required a deposit of $3,000 and a minimum monthly lease payment of $2,500. In addition, the Company is liable for 50% of property taxes, utilities, etc. which are payable to the landlord.

NOTE 6 - SHAREHOLDERS’ EQUITY

Effective November 14, 2018, the Company increased its authorized common shares to 200,000,000.

In May 2019, the Company sold 15,000 shares of common stock for proceeds of $150,000. Included in the stock purchase agreement was the sale of 10% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019. As of the date of this filing, the Company hasn't issued the shares of common stock and thus has reflected the amount received as common stock to be issued on the accompanying consolidated balance sheet. The subsidiary recently commenced research and development operations, however, a former certificate of ownership has yet to be issued.

In October 2019, the Company sold 6,000 shares of common stock for proceeds of $60,000 to a significant shareholder and the Chief Executive Officer of the Company. Included in the stock purchase agreement was the sale of 10% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019. As of the date of this filing, the Company hasn't issued the shares of common stock and thus has reflected the amount received as common stock to be issued – related parties on the accompanying consolidated balance sheet. The subsidiary recently commenced research and development operations, however, a former certificate of ownership has yet to be issued.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

See Notes 1, 3, 4 and 6, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company's Chief Executive Officer advanced the Company $40,000 for operations.  Currently, there isn't an executed agreement for such but the terms are expected to be similar to those disclosed above.

The Company has evaluated subsequent events after December 31, 2019, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the consolidated financial statements other than those disclosed above.

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

Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s restricted common stock were issued to the seventeen TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the Company.  As a result, the former TORtec shareholders collectively owned ninety percent (90.0%) of our issued and outstanding shares of our common stock immediately following the acquisition. New directors and officers of the Company were appointed in connection with the acquisition.

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. (Capital Vario), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company.   Smoot became the President/CEO and Director of TORtec Group on September 8, 2017.

As part of the closing of the acquisition, the Company’s then sole director (William C. Lachmar) elected Franc Smidt, Alex Schmidt, Maksim Goncharenko, Jeffrey R. Brimhall, Stephen H. Smoot, and Irina Kochetkova to the Company’s Board of Directors before resigning as an officer and director of the Company.  The following persons were then elected as officers of the Company: Franc Smidt – Chairman of the Board of Directors, Stephen H. Smoot - President and CEO, Alex Schmidt – Vice President, and Irina Kochetkova – Secretary and Treasurer.  Jeffrey R. Brimhall resigned as an officer of the Company but has been appointed to serve as a director.  Maksim Goncharenko subsequently resigned as a director on July 3, 2018.

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

On February 19, 2019, TORtec Group entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress (“SRITP”), a Cyprus entity, controlled by the same shareholder.  A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as Exhibit 10.3. This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

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

On April 12, 2019, TORtec Group entered into a general, exclusive, unlimited, irrevocable and perpetual license with TORtec Forschungsinstitut GmbH. A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as Exhibit 10.4. The license grants to the Company the right to use the technology, know-how, development and technical knowledge for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

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

Results of Operations

Three Months Ended December 31, 2019 compared to the Three Months Ended December 31, 2018

We reported no sales for the three months ended December 31, 2019 and 2018 due to the lack of revenue generating activities.

Research and development expenses during the three months ended December 31, 2019 were $48,175, compared to $0 during the three months ended December 31, 2018, an increase of $48,175.  The increase was related to the receipt of the Tornado M unit after December 31, 2018 to which we have incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended December 31, 2019, were $25,183, compared to $33,057, during the three months ended December 31, 2018, a decrease of $7,874.  The decrease in general and administrative expenses during the three months ended December 31, 2019 as compared to the prior period, was directly related to additional professional costs incurred in the prior period related to the acquisition of TORtec and related public filings.

Income from discontinued operations during the three months ended December 31, 2019 were $6,858 due to the relief of liabilities due to the expiration of the statute of limitations. There were no such expirations in the prior period.

The Company incurred a net loss of $66,500 in the three months ended December 31, 2019, compared to a net loss of $33,177 incurred in the three months ended December 31, 2018, an increase of $33,323.  The increase in net loss is primarily attributable to the increase in research and development expenses during the later period partially offset by a decrease in general and administrative expenses in the later period.

Nine Months Ended December 31, 2019 compared to the Nine Months Ended December 31, 2018

We reported no sales for the nine months ended December 31, 2019 and 2018 due to the lack of revenue generating activities.

Research and development expenses during the nine months ended December 31, 2019 were $60,307, compared to $0 during the nine months ended December 31, 2018, an increase of $60,307.  The increase was related to the receipt of the Tornado M unit after December 31, 2018 to which we have incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the nine months ended December 31, 2019 were $86,891, compared to $107,222 during the nine months ended December 31, 2018, a decrease of $20,331.  The consistency in general and administrative expenses during the nine months ended December 31, 2019 as compared to the prior period, was directly related to additional professional costs incurred in the prior period related to the acquisition of TORtec and related public filings.

Income from discontinued operations during the nine months ended December 31, 2019 were $6,858 due to the relief of liabilities due to the expiration of the statute of limitations. There were no such expirations in the prior period.

The Company incurred a net loss of $140,340 in the nine months ended December 31, 2019, compared to a net loss of $107,342 incurred in the nine months ended December 31, 2018, an increase of $32,998.  The increase in net loss is primarily attributable to the increase in research and development expenses during the later period partially offset by a decrease in general and administrative expenses in the later period.

Liquidity

Current assets at December 31, 2019, included cash of $32,389.  At December 31, 2019, we had a negative working capital of $576,402, as compared a negative working capital of $364,211 at March 31, 2019.  The decrease in working capital is mostly due an investment in common stock currently reflected as a current liability until the shares of common stock are issued.

Capital Resources

During the nine months ended December 31, 2019, operating activities used cash of $176,937 compared to $114,202 net cash used in the nine months ended December 31, 2018, an increase of $62,735. The increase was primary related to increase in net loss due to research and development activities and the payment of accounts payable.

During the nine months ended December 31, 2019, investing activities consisted of costs expended in connection with the Company obtaining a license for which the term is perpetual. In the prior comparable period, there were no such expenditures. In addition, during the current period the Company continues to purchase equipment in connection with the Tornado M.

During the nine months ended December 31, 2019, we received cash from financing activities of $273,700 of which $63,700 was from Capital Vario and $150,000 from the sale of common stock to a third party and $60,000 to related parties. The proceeds have been used to fund operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended December 31, 2019.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The following material weakness was first identified by management during the fiscal year ended March 31, 2018 and still remains as of December 31, 2019.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2019, the Company accepted $210,000 in subscriptions to purchase shares of the Company’s restricted common stock at the purchase price of $10.00 per share from the following persons: (a) Rock and Frances Rice, existing shareholders already owning 3,375,000 shares, subscribed to purchase $150,000 of common stock; (b) the Sorenson Family Trust, an existing shareholder that already owns approximately 7,042,500 shares, subscribed to purchase $50,000 of common stock; and (c) Sherm Smoot, a brother to the Company’s President and Chief Executive Officer, subscribed to purchase $10,000 of common stock.  The shares have not yet been issued to these three subscribers.  We had no other unregistered sales of equity securities during the quarter ended December 31, 2019.

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

Exhibit 3.2**

By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).

Exhibit 3.3**

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

Exhibit 10.1**

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

Exhibit 10.2**

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

Exhibit 10.3**

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity, (incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 14, 2019).

Exhibit 10.4**

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, (incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2019 filed with the Commission on November 14, 2019).

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

Date: February 14, 2020

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: February 14, 2020

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer