Form 10-K
period 2020-03-31
TORtec Group Corp
filed 2020-07-13
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number: 000-55150

TORTEC GROUP CORPORATION

(Exact Name of Registrant as specified in its Charter)

Nevada	45-5593622
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

30 N Gould St., Suite 2489

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

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.  [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $26,804,466 based on 44,666,666 shares being held by non-affiliates as of September 30, 2019, the end of the Registrant’s second fiscal quarter, at the closing bid price of $0.6001.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of July 13, 2020, the Registrant had 100,074,854 shares of common stock outstanding.

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

Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update forward-looking statements from time to time as circumstances change; however, we undertake no duty to do so.

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

As part of the closing of the acquisition, the Company’s then sole director (William C. Lachmar) elected Franc Smidt, Alex Schmidt, Maksim Goncharenko, Jeffrey R. Brimhall, Stephen H. Smoot, and Irina Kochetkova to the Company’s Board of Directors before resigning as an officer and director of the Company.  The following persons were then elected as officers of the Company: Franc Smidt – Chairman of the Board of Directors (since resigned as Chairman), Stephen H. Smoot - President and CEO, Alex Schmidt – Vice President, and Irina Kochetkova – Secretary and Treasurer.  Jeffrey R. Brimhall resigned as an officer of the Company but has been appointing to serve as a director. Maksim Goncharenko subsequently resigned as a director on July 3, 2018.

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

On June 18, 2018, TORtec Group entered into License Agreement No. W-1/18 with Forschunginstitut GmbH a limited liability company registered in Switzerland, the successor-in-interest to SRITP, pursuant to which it was granted a license to use the TOR technology and the utility model “Tornado” documentation for certain purposes, for which TORtec Group paid an initial royalty of 30,000 Euros, and shall pay an annual royalty equal to 10% of any after tax profit received by TORtec Group (and any subsidiaries) by the year’s result.  A copy of this License Agreement is attached to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as Exhibit 10.1.

On September 9, 2017, TORtec Group entered into an agreement with MTM Center GmbH, then a shareholder of TORtec, for the construction of a mobile machine that utilizes the TOR-technology, referred to as the Tornado M. The total purchase price was 394,000 Euros ($474,159 as of September 9, 2017 date of the agreement).  On March 3, 2018 the agreement was amended to the amount of 305,535 Euros or $367,696 representing the original amount of 394,000 Euros or $474,159 less the amount of 88,465 Euros or $106,463 originally allocated to the Kaeser screw-compressor, plus the additional amount of 48,040 Euros or $57,814 in the form of prepayment for transportation and expenses of technical personnel to come to the USA to commission the mobile “TORNADO M” unit and payment in advance for an additional vortex chamber with resonating frequency rings for additional applications for the mobile “TORNADO M” unit, including transportation & insurance to Idaho.

On February 19, 2019, TORtec Group entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to SRITP.  This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

Mining industry and mineral processing, including: methods of disintegration of mineral raw materials, methods and technologies of further enrichment of rocks, minerals and processing of technogenic accumulations under the code name "TOR-technology"; exploitation of specialized mineral processing "Tornado" utility models and the subsequent recipience of the products by the disintegration of mineral raw materials, mechanical activation, mechanochemical activation and mechanosynthesis to receive a large range of finished products, blends, composites and solutions; commercialization of licensor's technological solutions and projects in the mining industry and in the processing of mineral raw materials and technogenic accumulations to with:

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

•

All know-how’s, trademarks, design development and technical knowledge relating to the applications above

Initial Problems with the Tornado M Machine

Our wholly-owned subsidiary, TORtec Group (Wyoming), purchased the Tornado “M” (the “unit”) from MTM Center GmbH (“MTM”) in 2017.  MTM was owned and controlled by two persons who then served on our Board of Directors, Franc Smidt (“Smidt”) and Maksim Goncharenko (“Goncharenko”).  Goncharenko subsequently resigned from our board of directors. The unit was initially manufactured by Shostak (“Shostak”) and sold to MTM which then sold the unit to our subsidiary.

After the unit arrived in the USA in the summer of 2018, a representative of Shostak arrived with Smidt to commission the start-up of the unit.  During this visit, we learned more air was needed for the unit to work properly. The original Kaiser compressor was returned, and a Curtis compressor was purchased to replace the original Kaiser compressor and another Curtis compressor was added to give more air according to the instructions of Shostak.  These compressors arrived in January 2019.

Also during the initial visit in 2018 by the Shostak representative and Smidt, we learned through independent material handling and filter industry technicians and personnel that the unit was not ready for production for other reasons as well.  These reasons included the following:  (a) the material feed did not work properly; (b) two sets of bearings for the unit's rotary feeder were worn out within hours of operation; and (c) significant material “blow-back” occurred from the inlet to the unit.  The cyclone system for the unit did not properly capture or separate the material as represented by MTM/Smidt or Shostak. The Donaldson filter provided with the unit did not work due to the pulse jet controller being inoperable and milled material could not be captured properly.

We waited for the Shostak representative and Smidt’s return in January 2019 after the Curtis compressors arrived with the hope that they could get the unit to work properly.  Over time the team learned that it was necessary to replace the feeding system, the cyclone system and the filter system.

When we appealed to Smidt for help, Smidt would direct us to Shostak.  Shostak would comment that its only obligation was to MTM.  By the spring of 2019, our management determined that we would have to get the unit working properly without the sellers help.

With the consent of the directors of TORtec, in May of 2019 we contacted two of the original shareholders of TORtec, Rock and Frances Rice, and others to invest more money in the Company which would form a joint venture to develop the proper equipment to get the unit in a working condition.  As a result, TORtec Nanosynthesis Corp (“Nano”) was formed for that purpose.  The agreement with investors called for a transfer of rights to the technology for spoecific mineral applications in North America to go to Nano.  This agreement has not yet been prepared and executed by the Company and Nano.  The Company then raised additional funds for ongoing operations for legal, accounting and auditing in addition to funds needed to get the unit working for the Nano joint venture.

For a detailed description of the formation of TORtec Nanosynthesis Corp. and the sale of a 49.9% interest in that company, see the Company’s Current Report on Form 8-K for March 31, 2020 which was filed on April 8, 2020, and is incorporated herein by this reference.

From May, 2019, it took about a year to get the unit working properly.  The only original piece of the unit after this development was the vortex mill (the “mill”).  All other components of the unit were replaced.  Thus, as of April 30, 2020, due to the replacement parts and indicators that other potential parts were non-operational for the intended purposes the Company recorded an impairment of $389,000.  In May 2020, several tons of material consisting of minerals from both Hungary and Nevada together with zeolite from Preston, Idaho were successfully processed through the unit.  Unfortunately, it was determined that the resonant frequency rings in the mill and the mill housing itself was not made of Boron Carbide as contracted with MTM - but mild steel and the mill wore out after about 7 tons being processed.  The team immediately went to work to get a new mill produced which should be ready in July 2020.

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

Status of any Publicly Announced New Product or Service

In a Current Report on Form 8-K filed by the Company on May 29, 2019 and amended on May 31, 2019, the Company announced that on May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to the sole shareholder of TORtec Central Asia, Mr. Merdan Atayev. Mr. Atayev is the President, sole director and sole shareholder of TORtec Central Asia, a newly formed Wyoming corporation. The Share Exchange Agreement was subject to certain terms and conditions, including the transfer of: (a) a 99 year Lease Agreement to a new office, warehouse facility and land in Ashgabat, Turkmenistan (“Target Land”); and (b) any furniture, tools, machinery and equipment for maintenance and lifting located at the facility (“Target Assets”). The Agreement provided that TORtec Central Asia must first have acquired leasehold ownership to the Target Land based on a ninety-nine year lease from the government of Turkmenistan, free and clear from all mortgages, trust deeds, liens or other encumbrances, and TORtec Central Asia shall have acquired undisputed ownership of the Target Assets free and clear from all security interests, liens or other encumbrances. The Share Exchange Agreement also provided that the Company would elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition.

The Company intended to use the property for the following purposes: collect and prepare bio material, including plants, herbs and minerals, and process soil substrates for sale in Central Asia and the Middle East.

Some of the conditions to the closing of the acquisition of TORtec Central Asia were never satisfied, and the parties have mutually agreed to cancel the Agreement.

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

We do not hold any patents; however, through our TORtec Group subsidiary, we have Exclusive License Agreements and a manufacturing agreement with TORtec Forschungsinstitut GmbH (referred to as “Party 1”), and Vortex Technologies & Engineering GmbH(referred to as “Party 2”), respectively.  The Exclusive License Agreements granted to TORtec Group grant exclusive licenses to utilize the technology for certain purposes worldwide.

The material terms of the Exclusive License Agreements are as follows:

-

Party 1 will ensure the joint activity under the Agreements through exclusive, general, irrevocable and perpetual, worldwide licenses for applications including the mining industry, the enrichment of rocks, the processing of mineral raw materials and technogenic accumulations;  exploitation of processing powder metals in the materials science industry and production of micro- and nano-structured micropowders for laser (3d-printing, AM-technology) and powder and plasma metallurgy;

-

Party 1 guarantees the effectiveness of the technology and the production of an assortment of products and services in the areas of application of TOR-technologies and useful models of "Tornado" and projects identified in the Exclusive License Agreements;

-

The parties jointly determine the strategy of development and the selection of priorities for the implementation of projects pertaining to powder metals;

-

The parties agree that the dividend policy, program of action and budget of the Company pertaining to powder metals will be approved by a separate document;

Manufacturing Agreement

On February 19, 2019 the Company entered into a General Agreement for Execution of Works and Services No. US 19 with Vortex Technologies & Engineering GmbH.  A copy of the agreement is attached to this report as an Exhibit. The agreement provides that Vortex Technologies & Engineering GmbH will, together with a Swiss company known as TORtec Forschungsinstitut GmbH, manufacture certain equipment such as the Tornado M, and provide training for the operation of the equipment at prices to be agreed upon by the parties.

Activity under the manufacturing agreement with Party 2 has not commenced.  There is no minimum purchase requirement in the agreement.  Under paragraphs 7.1 and 7.2 of the agreement the contract is valid "indefinitely" and it cannot be terminated "ahead of time”, unless mutually agreed otherwise. Party 2 is interested in negotiating a new agreement since no activity has yet commenced.  The Company received notice to that effect on May 15, 2020.

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

Estimate of the Amount Spent during each of the last two Fiscal Years (or since Inception if shorter)

Until January 2019, we had not spent any funds on research and development since TORtec Group’s inception. During the last two fiscal years ended March 31, 2020, we have spent approximately $302,000 and $60,000, respectively.

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

During the last two fiscal years we haven’t had any major customers.

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

The License Agreement may be terminated by the assignees of Mr. Lachmar’s estate in the event we become insolvent or unable to pay our debts as they come due, become the subject of a bankruptcy proceeding (voluntary or involuntary), other than a reorganization, or enter into a general assignment for the benefit of our creditors.

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2020, and 2019.

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

Research and Development Costs during the Last Two Fiscal Years

During our fiscal years ended March 31, 2020 and 2019, we incurred cost related to the improvement of our Tornado M.

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

ITEM 2:  PROPERTIES

Our facilities are located at 820 Wardell Avenue, Idaho Falls, Idaho 83402 for which we have a lease which expires October 31, 2021, with options to renew. The Company pays a minimum $2,500 for the use of these facilities. In addition, we use the address of TORtec Group’s Wyoming registered agent’s virtual office service at 30 N. Gould Street, Suite 2489, Sheridan, Wyoming 82801 to receive mail and phone calls.  Our CEO, Stephen H. Smoot, also maintains an office in his home in Ammon, Idaho.  Our telephone number is (307) 248-9177. The Company pays a monthly rent of $30 for the use of these Wyoming office facilities.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Commencing on or about April 8, 2013, our shares of common stock began being quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. (“FINRA”); our current trading symbol is “TRTK,” which was effective on November 30, 2018.  No assurance can be given that any market for our common stock will develop or be maintained. If an “established trading market” ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities”  or “control securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market.  Since shares issued to our stockholders in the Spin-Off from Geo Point Utah were registered with the SEC, they are not considered to be “restricted securities” under SEC Rule 144; therefore, all of our shares of common stock may be publicly traded under Rule 144, subject to the resale limitations outlined below under the heading “Rule 144” respecting “affiliates.”

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2020, and 2019  These bid prices were obtained from OTC Markets.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2020
April 1 through June 30, 2019	.6001	.6000
July 1 through September 30, 2019	.6001	.6001
October 1 through December 31, 2019	.6001	.6001
January 1 through March 31, 2020	.6001	.6001
March 31, 2019
April 1 through June 30, 2018	.60	.60
July 1 through September 30, 2018	.60	.60
October 1 through December 31, 2018	.60	.60
January 1 through March 31, 2019	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

·  Current public information,

·  Volume limitations,

·  Manner of sale requirements for equity securities, and

  ·  Filing of Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

·  Current public information,

·  Volume limitations,

·  Manner of sale requirements for equity securities, and

 ·  Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have approximately 96 shareholders, not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2020, the Company sold 74,854 shares of its unregistered common stock at $10.00 per share.  15,000 of the shares were sold on May 31, 2019 together with a 10.0% interest in the Company’s subsidiary, TORtec Nanosynthesis Corp.  On March 31, 2020, the Company sold an additional 59,854 shares of its common stock for total consideration of $598,535, consisting of cash proceeds of $275,000, the conversion of an existing $100,000 loan, $200,000 value in services and in kind contributions consisting of use of heavy equipment, transportation, fuel, electrical expertise and installation, parts, labor and knowhow and consulting services, $16,035 in services rendered in arranging purchases of raw material and potential future financing and $7,500 value of accounting services.  The shares were sold to a total of 10 purchasers.  Included in the March 31, 2020 stock purchase agreements was the aggregate sale of a 39.9% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019.  There were no underwriting discounts or commissions paid in connection with the sale of any of these securities.

The Company sold some of the shares of common stock and the ownership interests in its partially owned subsidiary, TORtec Nanosynthesis Corp., to related parties.  The related party transactions include the following: (a) Stephen H. Smoot paid $50,000 for 5,000 shares of the Company’s common stock and a 3.333% ownership interest in TORtec Nanosynthesis Corp.; (b) the Sorenson Family Trust, dated December 3, 1994, a principal shareholder of the Company, paid $50,000 for 5,000 shares of the Company’s common stock and a 3.333% ownership interest in TORtec Nanosynthesis Corp.  Asael T. Sorenson, Jr., a trustee of the trust, became a director of the Company on June 6, 2020; (c) $100,000 of the debt owed to Capital Vario was converted to 10,000 shares of the Company’s common stock and a 6.666% ownership interest in TORtec Nanosynthesis Corp. and issued to Simmons Benefit Group; and (d) Sherm Smoot (a brother to Stephen H. Smoot) and his wife, Sherri, paid $15,000 for 1,500 shares of the Company’s common stock and a 1.000% ownership interest in TORtec Nanosynthesis Corp.  The other purchasers were not related parties at the time of the sales.

All of these securities were sold in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Each investor represented that the investor was acquiring the shares for the investor’s own account, for investment purposes only, and not with a view to, or for sale in connection with, a distribution.  The certificates representing the shares will bear an appropriate restricted legend indicating the shares may only be resold pursuant to a registration statement or pursuant to an applicable exemption from registration.

The Company now owns 50.1% of TORtec Nanosynthesis Corp. and the investors, as a group, own the remaining 49.9%.  TORtec Nanosynthesis Corp. recently commenced research and development operations.  TORtec Nanosynthesis Corp. intends to manufacture an organic soil fertilizer using zeolite and alginate.

For a description of any other sales of unregistered shares by the Company made in the last three fiscal years, please refer to the Company’s Annual Reports on Form 10-K and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2017.

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2020, or 2019, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2020, or 2019.

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

Results of Operations

Year Ended March 31, 2020, Compared to Year Ended March 31, 2019

During the fiscal year ended March 31, 2018, we terminated our environmental remediation business and commenced our TORtec technology business.  As a result we reclassed these operations to discontinued operations. During the year ended March 31, 2020, we had income of $6,858 from discontinued operations due to the relief of various liabilities for which the statute of limitations had expired. We had no such income during the fiscal year ended March 31, 2019.

During the fiscal years ended March 31, 2020 and 2019, we incurred $302,328 and $60,332 in research and development costs related to the development of our Tornado M, respectively. The Company is continuing to make improvements to the Tornado M in order to prepare it for production.

General and administrative expenses during the fiscal year ended March 31, 2020, were $110,550, compared to $137,224 during the fiscal year ended March 31, 2019, a decrease of $26,674.  The decrease in general and administrative expenses was related to a decrease in professional fees related to filing requirements in connection with the acquisition of TORtec Group which was implemented during the prior fiscal year.

At March 31, 2020, based upon some preliminary tests of the Company’s Tornado M, management determined that a significant portion of the unit’s core needed replacement. Thus, the Company recorded an impairment loss of $389,000, which represented the cost of the equipment replaced.

We had other expenses, which primarily consisted of interest expense of $120 in fiscal 2019 which, primarily related to the decrease in the balance owed to a related entity due to the amounts being converted into common stock in fiscal 2018. There was no interest expense incurred in the fiscal year ended March 31, 2020.  All obligations outstanding at March 31, 2020, are considered short term, due on demand and do not incur interest.

In the fiscal year ended March 31, 2020 we experienced a net loss of $795,020, or approximately $0.01 per share, compared to a net loss of $197,676, or approximately $0.00 per share, in the fiscal year ended March 31, 2019.  The increase in net loss in the current period is largely due to the expense associated with the fair value of shares issued in connection with research and development services performed in connection with developing the TORtec Group assets as well as the impairment of property and equipment related to the Company's Tornado M.

Liquidity and Capital Resources

Current assets at March 31, 2020, included $1,043 in cash, a decrease of $3,434 from total current assets of $4,477 at March 31, 2019, and subscriptions receivable of $165,000.  There were no subscriptions receivable as of March 31, 2019.

At March 31, 2020, we had a negative working capital of $127,340, as compared to negative working capital of $364,211 at March 31, 2019.

Capital Resources

During the fiscal year ended March 31, 2020, operating activities used cash of $221,490, as compared to $173,422 in net cash used for the fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2020, investing activities used cash of $105,644, as compared to $137,775 cash used in investing activities during the fiscal year ended March 31, 2019.  In 2020 and 2019, the majority of the amount used related to additional capital assets purchased for the development of our Tornado M.

During the fiscal year ended March 31, 2020, financing activities provided cash of $323,700, as compared to $283,990 in cash provided for the fiscal year ended March 31, 2019.  In fiscal year 2020, we received proceeds of  $260,000 and a subscription receivable of $165,000 in connection with sales of our common stock and the common stock of our subsidiary. In addition, we received short-term advances from related parties of $63,700. The proceeds were used to future the development of our Tornado M. In fiscal year 2019, we received $283,990 from a related entity for which the proceeds were used for the purchase of additional equipment and for operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2020, and 2019.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORTEC GROUP CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

TORTEC GROUP CORPORATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of TORtec Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TORtec Group Corporation (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

July 13, 2020

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019

ASSETS
Current Assets
Cash	$ 1,043	$ 4,477
Accounts receivable
Subscriptions receivable	165,000	-
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Other current assets	-	1,300
Total Current Assets	166,043	5,777
Construction in progress	291,346	612,753
License	35,051	-
Deposit	3,000	-
Total Assets	$ 495,440	$ 618,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 2,306	$ 35,934
Short term advances - related parties	288,690	324,990
Discontinued operations	2,387	9,064
Total Current Liabilities	293,383	369,988

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares
authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares
authorized; 100,074,854 and 100,000,000 shares issued and outstanding, respectively	100,075	100,000
Additional paid-in capital	6,881,516	5,977,077
Non-controlling interest	(155,979)	-
Accumulated deficit	(6,623,555)	(5,828,535)
Total Shareholders' Equity	202,057	248,542
Total Liabilities and Shareholders' Equity	$ 495,440	$ 618,530

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2020	2019

Sales	$ -	$ -

Operating Expenses
Research and development (including share based payment of $216,035 and $0, respectively)	302,328	60,332
General and administrative	110,550	137,224
Impairment of property and equipment	389,000	-
Total Operating Expenses	801,878	197,556
Operating Loss	(801,878)	(197,556)
Interest expense	-	(120)
Loss before loss from discontinued operations	(801,878)	(197,676)
Discontinued operations	6,858	-
Net loss	$ (795,020)	$ (197,676)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.01)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ -	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.01)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,000,000	100,000,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-Conrolling Interest	Accumulated Deficit	Total

Balance at March 31, 2018	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,630,859)	$ 446,218

Net loss	-	-	-	-	(197,676)	(197,676)

Balance at March 31, 2019	100,000,000	100,000	5,977,077	-	(5,828,535)	248,542

Sale of subsidiary common stock	-	-	315,000	-	-	315,000
Sale of subsidiary common stock - related party	-	-	110,000	-	-	110,000
Exchange of accounts payable with ownership in subsidiary	-	-	7,500	-	-	7,500
Exchange of related party advances with ownership in subsidiary	-	-	100,000	-	-	100,000
Fair value of subsidiary shares issued for services	-	-	216,035	-	-	216,035
Sale of Company common stock in connection with subsidary transactions	74,854	75	(75)	-	-	-
Non-controlling interest on sale of subsidiary shares	-	-	155,979	(155,979)	-	-
Net loss	-	-	-	-	(795,020)	(795,020)

Balance at March 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (155,979)	$ (6,623,555)	$ 202,057

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$ (795,020)	$ (197,676)
Adjustments to reconcile net loss to net cash
from operating activities:
Fair value of the Company and subsidiary shares issued for services	216,035	-
Impairment of property and equipment	389,000	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,300	(1,300)
Accounts payable and accrued liabilities	(32,805)	25,554
Net Cash Used in Operating Activities	(221,490)	(173,422)
Cash Flows from Investing Activities:
Purchase of a license	(35,051)	-
Other assets	(3,000)	-
Purchase of property and equipment	(67,593)	(137,775)
Net Cash Used in Investing Activities	(105,644)	(137,775)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	63,700	333,990
Repayments of short term advances - related parties	-	(50,000)
Proceeds from issuance of the Company and subsidiary common stock	150,000	-
Proceeds from issuance of the Company and subsidiary common stock - related parties	110,000	-
Cash Flows Provided by Financing Activities:	323,700	283,990

Net Change in Cash	(3,434)	(27,207)
Cash at Beginning of Year	4,477	31,684
Cash at End of Year	$ 1,043	$ 4,477

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Exchange of related party advances with ownership in subsidiary	$ 100,000	$ -
Exchange of accounts payable with ownership in subsidiary	$ 7,500	$ -
Subscription receivable for sale of subsidiary common stock	$ 165,000	$ -
Non-controlling interest recorded upon issuance of subsidiary common stock	$ 155,979	$ -
Asset transferred from deposit to property and equipment	$ -	$ 474,978

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, Geo Point Resources, Inc.'s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 2,387	$ 9,064
Total Current Liabilities - Discontinued Operations	$ 2,387	$ 9,064

The gain on discontinued operations of $6,868 during the year ended March 31, 2020 related to accounts payable to which the statute of limitations had expired. Discontinued operations did not impact the consolidated statements of cash flows during the year ended March 31, 2020 and 2019.

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

Risks and Uncertainties

The Company has a limited operating history and has not generated revenues from our planned principal operations.

The Company's business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company's control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on the Company's consolidated financial condition and the results of its operations.

The Company currently has no sales and limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our current and future products. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

The Company's industry is characterized by rapid changes in technology and customer demands. As a result, the Company's products may quickly become obsolete and unmarketable. The Company's future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products in development on a timely and cost-effective basis. Further, the Company's products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company's new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+ does not have any operations. TORtec Nanosynthesis Corp. (“Nanosynthesis”) commenced operations during the October 2019 which consisted primarily of research and development expenditures. See Note 6, for discussion regarding non-controlling interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes to financial statements.  Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts, the useful life of property and equipment and impairment of long-lived assets.

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

As of March 31, 2020 and 2019, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, subscription receivable, payables, and a line of credit.  The fair value of financial instruments approximated their carrying values as of March 31, 2020 and 2019, due to the short-term nature of these items.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents.  At March 31, 2020 and 2019, the Company did not have any cash deposits in excess of FDIC limits.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Major additions and improvements are capitalized, while minor equipment as well as repairs and maintenance costs are expensed when incurred.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.  Computers, other office equipment, and furniture are depreciated over a period of three years. Vehicles are depreciated over five years. Construction in progress represents amounts capitalized in connection with internally constructed assets. The amounts are transferred to property and equipment at the point in which the asset is available for use.

On retirement or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. As of March 31, 2019, the impairment was not present. During the year ended March 31, 2020, the Company determined that certain costs capitalized in connection with the Tornado M were impaired, see Note 3 for additional information.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2020 and 2019, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As the Company is considered an emerging growth company, the Company expects to adopt this standard during its fiscal year ended March 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on its financial statements and related disclosures due to currently having one qualifying lease.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party, of which as of March 31, 2020 and 2019 a balance of $55,000 remains of which is fully reserved. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan was intended to be a short term bridge loan used for working capital for the third party. As of March 31, 2020, and 2019, this receivable is 100% reserved.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Construction in progress	$ 291,346	$ 612,753
Total	291,346	612,753
Less accumulated depreciation	-	-
Net Value	$ 291,346	$ 612,753

Property and equipment consists of the Company's Tornado M which was received during the nine months ended December 31, 2018. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of March 31, 2020 and 2019, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

At March 31, 2020, based upon some preliminary tests of the Company’s Tornado M, management determined that a significant portion of the unit’s core needed replacement. Thus, the Company recorded an impairment loss of $389,000, which represented the cost of the equipment replaced.

License

On April 12, 2019, the Company, through TORtec Titan+, entered into a perpetual license for the use of certain technologies with an entity controlled by the Franc Smidt when he served as Chairman of the Board of Directors. Under the terms of the agreement, the Company paid $35,051 for the rights and will provide future royalties of 10% of the subsidiaries' net income. The Company expects to use the technology in connection with its Tornado M.

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the year ended March 31, 2020, Capital Vario advanced the Company an additional $63,700 for operations. At March 31, 2020, Capital Vario agreed to convert $100,000 of the advances into 100,000shares of the Company’s subsidiary, Nanosynthesis. The per share rate used in the conversion was the same price to which third party investors were purchasing shares. As of March 31, 2020 and 2019, amounts due to Capital Vario were $288,690 and $324,990, respectively. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to March 31, 2020.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal

The Company does not have any pending or threatened litigation.

Lease

The Company has an operating lease for which requires minimum monthly payments of $2,500 expiring on October 31, 2021. Minimum annual payments as of March 31, 2020 for the year ended 2021 are $30,000 and 2022 are $17,500.

Rent expense for the years ended March 31, 2020 and 2019 was $29,032 and $2,600, respectively.

NOTE 6 - SHAREHOLDERS’ EQUITY

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

Common Stock – Subsidiary

On March 31, 2020, the Company issued 748,500 of Nanosynthesis common stock to various investors, related parties and third parties. The issuance represented 49.9% of the Nanosynthesis common stock. In connection with the issuance the Company issued the following:

•

$315,000 in proceeds from third parties for the issuance of 315,000 shares;

•

$110,000 in proceeds from related parties for the issuance of 110,000 shares;

•

Relief of $100,000 or related party advances for the issuance of 100,000 shares;

•

Relief of $7,500 in accounts payable for the issuance of 7,500 shares;

•

Recorded stock-based compensation of $216,035 related to the issuance of 216,035 shares for research and development services performed. The amounts were expensed upon issuance as the performance criteria was complete.

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The proceeds from the subscriptions were received immediately after year end on April 2, 2020.

In addition, the Company recorded a negative non-controlling interest of $155,979 which represented 49.9% of the subsidiary’s carrying value at March 31, 2020.

In connection with the Nanosynthesis common stock transactions above, the participates were to also receive shares of the Company’s common stock As of March 31, 2020, the Company issued 74,854 shares of common stock, approximately 21,000 of these shares were issued to related parties as disclosed above. The Company determined that none of the consideration, other than par value, will be allocated to the Company’s shares of common stock This determination was based upon a variety of factors including, the limited amount of shares being issued in comparison to the total issued and outstanding common stock of the Company, no market for the Company’s common stock, the investor receiving a significant ownership percentage in Nanosynthesis for which future operations are expected, etc.

Other

See Note 1 for disclosure of additional shares and Note 4 for an additional equity transaction.

NOTE 7 - INCOME TAXES

For the years ended March 31, 2020 and 2019, the Company incurred net losses, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,319,000 and $734,000 at March 31, 2020 and 2019, respectively. Approximately $515,000 in net operating losses begin to expire beginning in the year 2034, the remaining do not expire. The primary difference between the Company’s statutory and effective tax rate relates to non-deductible stock based compensation charges and a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2020 and 2019 consisted of tax effected net operating losses of $393,841 and $219,074, respectively. During the years ended March 31, 2020 and 2019, the valuation allowance increased by $174,767 and $58,987, respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2015 through 2019 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2016 through 2019 and currently does not have any ongoing tax examinations.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

See Notes 3 for purchase of equipment and leases, 4 for short-term advances and 6 for issuances of common stock, for additional related party transactions.

NOTE 9 - SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (“COVID-19”) a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. The impact of COVID-19 to our operations had been minimal as we are currently still developing our key product for which development has continued. However, due to the continued uncertainty around COVID-19 the additional effects of the potential impact cannot be predicted at this time.

The Company has evaluated subsequent events after March 31, 2020, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2020, our internal controls over financial reporting were not effective.

During the year ended March 31, 2020, the CEO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2020. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness, which was first identified at March 31, 2019, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Franc Smidt	Director	December 4, 2017	*

Stephen H. Smoot	President, CEO and Director	December 4, 2017	*

Alex Schmidt	Vice President and Director	December 4, 2017	*

Irina Kochetkova	Secretary, Treasurer and Director	December 4, 2017	*

Jeffrey R. Brimhall	Director	December 4, 2017	*

Asael T. Sorenson, Jr.	Director	June 6, 2020	*
Mayrbek Artsuev	Former Director	May 23, 2019	May 22, 2020
Merdan Atayev	Vice President	May 23, 2019	*

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

Background and Business Experience

Director

Franc Smidt, age 57, has served as a director of the Company since December 4, 2017.  He served as the Chairman of the Board of Directors from December 4, 2017 until April 20, 2020.  Dr. Smidt received a PhD in Economics in 2004.  In 2010 he received a Diploma of Polished Diamond Grader.  Since 2013, Smidt has taken courses in materials science and microbiology.  1983 - 1985 Teacher of German Language and Literature, Kazakhstan; 1985 - 1988 School deputy director, Kazakhstan; 1988 - 1989 School director, Kazakhstan; 1989 - 1990 Chairman, Commercial director, cooperative company “North - West”, Nizhnevartovsk , Russia; 1990 - 1991 President, Interregional agricultural group “”, Kazakhstan 1991; 1991 - 1993 Deputy chairman, administrative council, free economical zone Lisakovsk, Kazakhstan Advisor to Supreme Council of the Republik of Kazakhstan, Co-author, co-elaboration, Law on Free Economic Zones & Land Act of Kazakhstan, Advisor to Chairman of the Geology, Ecology and Natural Resources Committee of Supreme Council Marash Nurtazin (Alma-Ata); 1993 - 1998 Chairman, General Director, Transport company “Transagency-5”, Moscow; 1998 - Dec, 2002 Chairman, Commercial director, trade center JSC “Dastin Market“, Tymen, Russia; Jan, 2003 - 2009 Chairman, Director “Lux Diamond Technologies AG”, Luxembourg; 2003 - 2018 President of the European Association of independent journalists, Luxembourg, honorary post; 2005 - 2012 Chairman, President “MMI-TRUST AG (Holding)“, Luxembourg; 2014 - today Chairman, Director, Scientific Research Institute of Technologial Progress, Cyprus and

Chairman of Hi-Tech Inovace SRO. Since 1995 Dr. Smidt has published dozens of academic papers and received numerous patents.

Director, President & CEO

Stephen H. Smoot, age 65, has served as a director and as the President and CEO of the Company since December 4, 2017. Smoot has been self-employed since 1983 as a consultant in the area of foreign technology development and transfer.  From 1994 till 1999, Smoot funded and directed research in boundary-air laminar-flow technology resulting in U.S. patents and successful commercial applications.   Smoot assisted in forming, and was president of, Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services Inc. from inception until February 2002.  Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004 and for several years directed and funded research in high-frequency eddy-current particle separation technology.  From 2005 to 2009, Smoot served as director of BMB Munai, Inc. an oil and gas company in Kazakhstan. All companies cited above have been SEC reporting issuers.  Smoot is not a director or nominee of any other SEC reporting issuer.

Director & Vice President

Alex Schmidt.  Mr. Schmidt, age 28, has served as a director and as Vice President of the Company since December 4, 2017.  He was a graduate at the University of Central Lancashire in Business Administration.  In 2014 he incorporated, and now leads, the company Tortec Ltd (Cyprus) which is involved in the scientific and technological development and application of TOR technologies (micronisation of materials). As a result, the first industrial installation under the name “Tornado” was created. In 2015 Tortec Ltd (Cyprus), under the leadership of Schmidt, opened an experimental manufactory with the Tornado installation for producing micro powders, metal carbides and composites (Prague, Czech Republic). In 2016 Tortec Ltd and the Scientific Research Institute of Technological Progress made a factory project for producing micro-powders of metal ceramics, metal oxides, intermetalides and composites with the potential capacity of 2000 tons per year which will be placed in 2018 in Infrapark, Basel (Switzerland). In 2017, Schmidt incorporated and now leads the company TOR Biologos GmbH (Switzerland) for developing applications of TOR Biological technologies in the BIO + project. The project for the bio factory is planned with the technology for the processing of cannabis and extraction of botanical substances, and also extracting of BAS (biological active substance) from phyto-mass of medicinal herbs. In 2017, the companies working on various applications of TOR Technologies in different industries joined TORtec Group, a Wyoming corporation in the USA. Special interests and skills: economics, German, Russian and English language, project financing, development of investment projects and new technologies.

Director, Secretary and Treasurer

Irina Kochetkova, age 67, has served as a director and as Secretary and Treasurer of the Company since December 4, 2017.  Dr. Kochetkova received a B.S. Degree at Moscow Oil & Gas Institute “Academy Gupkin” in 1974 and received a PhD in organic chemistry in 1988.  From 1988 to 1991 she was managing researcher in Moscow Research Institute of Organic Synthesis; from 1991 to present she has been an owner and general director of  Scientific Technical Production Center “EON”, a Russian private limited company;  from 1993 to 2010 she was a shareholder and member of the Board of Directors of  Specinvestbank; for the past twenty-five years acted as a consultant to several foreign companies using Russian know-how and equipment installations in the petro-chemical industries.  The results of this consulting work concluded with installations in Kazakhstan, Russia and Uzbekistan refineries.  Over the same period of time, Kochetkova was also involved in trading petro-chemical products internationally.

Director

Jeffrey R. Brimhall, age 38, served as the Secretary of the Company from June 13, 2012 until December 4, 2017. On December 4, 2017, he resigned as Secretary and was appointed to the Board of Directors of the Company.  Mr. Brimhall is currently employed as Controller of Raisa Energy LLC, a private energy company that invests in domestic oil and natural gas mineral and non-operated working interest. Brimhall was employed as Controller of Inflection Energy LLC from January 2015 until June 2016. Brimhall served as the Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado from January 2010 to December 2015.

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

Director

Asael (“Ace”) T. Sorensen Jr., age 65, is a licensed attorney who holds degrees in economics, law and business administration (BA, JD/MBA) from Brigham Young University. He has over 30 years of entrepreneurial and business management experience. He has negotiated and managed multimillion dollar national and international supply and service contracts for clients. He has also lectured throughout the country on the subject of contract law for the American Management Association. In 1995, Mr. Sorensen joined Covol Technologies Inc. (now known as Headwaters, Inc.), an environmental remediation and alternative fuel company. In his role as Vice President, General Counsel and Secretary, he helped manage the negotiation of construction and operating contracts for the production of alternative fuels for use in electrical power plants. He assisted with taking Covol Technologies Inc. public on the NASDAQ national market system. He also served as Covol Technologies Inc.’s chief lobbyist to the U.S. House and Senate in Washington DC securing broad bipartisan support for alternative fuels legislation. From 1999 to the present, Ace has had his own financial consulting firm in Salt Lake City, Utah, helping companies secure funding and comply with SEC and FINRA requirements for public listing on NASDAQ.

Former Director

Mayrbek Artsuev, age 54, has a degree in engineering and has been an international consultant and trade specialist for the past 25 years and specializes in technology development.  Mr. Artsuev introduced TOR-technologies to the Company in 2017 and has been influential in negotiating the agreements on behalf of the Company with Merdan Atayev. Mr. Artsuev resigned as a Director on May 22, 2020 to pursue other commitments.

Vice President

Merdan Atayev, age 40, is an attorney specializing in business law in Turkmenistan.  Mr. Atayev has been involved in international trade with his family owned enterprises for over 10 years and owns many companies, including construction, real estate development and trading companies.

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

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company has agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to Merdan Atayev who is the sole shareholder of TORtec Central Asia.  The Share Exchange Agreement was subject to certain terms and conditions some of which were never completed.  The Share Exchange Agreement provided that the Company would elect Merdan Atayev as a Vice President of the Company as a condition to the Closing of the proposed acquisition of TORtec Central Asia. The parties have mutually agreed to terminate the Agreement.

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

Section 16(a) Beneficial Ownership Compliance

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended March 31, 2020, there was one ownership report filed late. Merdan Atayev was elected as a Vice President of the Company on May 23, 2019.  He filed his initial stock ownership report on Form 3 on July 12, 2019 more than 10 days after he became an officer.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2020, and 2019, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
Stephen H. Smoot, CEO since 12/2017	3/31/20 3/31/19	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Irina Kochetkova, CFO since 12/2017	3/31/20 3/31/19	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alex Schmidt, Vice President since 12/2017	3/31/20 3/31/19	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Merdan Atayev, Vice President since 5/2019	3/31/20	0	0	0	0	0	0	0	0

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

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2020, and 2019.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt Papur 25, b. 33 Bistritsa/Malinova dolina 1756, Sofia, Bulgaria	18,000,000 shares	17.99%
Common Stock	TOR Biologos GmbH (1) Rothausstrasse 61 4132 Muttenz, Switzerland	13,500,000 shares	13.49%
Common Stock	Mikhail Lvov Russian Federation, Moscow 125057, Leningradskiyprospekt 75, Bld. 1B, Fl. 452	9,900,000 shares	9.89%
Common Stock	Platino Aventuras Internacionales S.A. Aves. 2 & 6, Calle 17, N. 233 San Jose, Costa Rica	7,042,500 shares	7.04%
Common Stock	Sorensen Family Trust dated 12/3/1994 (1) 708 Cherapple Circle Orem, Utah 84097	7,042,500 shares	7.04%
Common Stock	Mayrbek Artsuev (2) Russian Federation, Moscow, 121609 Osenniy Boulevard 5, Building 3, Ap. 882	13,500,000 shares	13.49%
Common Stock	Irina Kochetkova (3) Nikolaeva Str. 4, Fl. 13 Russian Federation, Moscow 123100	10,333,334 shares	10.33
Common Stock	Alex Schmidt (2) Flat 108 Leonidou 10 Livadia (Larnaca) G4 7060	13,500,000 shares	13.49%

Note 1:

Asael T. Sorenson, Jr., a Trustee of the Sorensen Family Trust dated 12/3/1994, also directly owns 37,500 shares of the Company’s common stock.

Note 2:

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

Note 3:

Irina Kochetkova directly owns 9,900,000 shares and she also indirectly owns 333,334 shares held of record by Petroleum Group Services Limited, a Trust.

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt	18,000,000	17.99%
Common Stock	Stephen H. Smoot	5,000(5)	0.005%
Common Stock	Alex Schmidt	13,500,000(1)	13.49%
Common Stock	Irina Kochetkova	10,333,334(2)	10.33%
Common Stock	Jeffrey R. Brimhall	0	0%
Common Stock	Asael T. Sorenson, Jr.	7,085,000(3)	7.08%
Common Stock	Mayrbek Artsuev	13,500,000(4)	13.49%
Common Stock	Merdan Atayev	0	0%
Common Stock	All officers and directors as a group	62,423,334	62.38%

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

Note 2:

Irina Kochetkova directly owns 9,900,000 shares.  She indirectly holds 333,334 shares through Petroleum Group Services Limited, a Trust.

Note 3:

Asael T. Sorenson, Jr. owns 37,500 shares directly and 7,047,500 shares indirectly through the Sorensen Family Trust dated 12/3/1994, of which he serves as a Trustee, and is a beneficiary.  Mr. Sorenson did not become a director of the Company until June 6, 2020.

Note 4:

Mayrbek Artsuev directly owns 6,750,000 shares and he indirectly owns 6,750,000 shares as a 50% owner of TOR Biologos GmbH (which directly holds 13,500,000 shares).  He disclaims ownership of the remaining shares held by TOR Biologos GmbH. Mr. Artsuev resigned as a director of the Company on May 22, 2020.

Note 5:  Stephen H. Smoot owns 5,000 shares of the Company's common stock through the Stephen H. Smoot Trust.

* Percentages are based on 100,074,854 shares of common stock being outstanding on the date of this Annual Report.

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

On April 12, 2019, the Company, through TORtec Titan+, entered into a perpetual license for the use of certain technologies with an entity controlled by Franc Smidt who was then the Chairman of the Board of Directors, Mr. Franc Smidt. Under the terms of the agreement, the Company paid $35,051 for the rights and will provide future royalties of 10% of the subsidiaries' net income. The Company expects to use the technology in connection with its Tornado M

On May 22, 2019, the Company entered into a Share Exchange Agreement with TORtec Central Asia, a Wyoming corporation, and the sole shareholder of TORtec Central Asia pursuant to which the Company agreed to acquire 100% ownership of the outstanding shares of TORtec Central Asia stock in exchange for issuing 2,000,000 shares of the Company’s common stock to the sole shareholder of TORtec Central Asia, Mr. Merdan Atayev. Mr. Atayev is the President, sole director and sole shareholder of TORtec Central Asia, a newly formed Wyoming corporation. The Share Exchange Agreement was subject to certain terms and conditions, including the transfer of: (a) a 99 year Lease Agreement to a new office and warehouse facility in Ashgabat, Turkmenistan (“Target Land”); and (b) any furniture, tools, machinery and equipment for maintenance and lifting located at the facility (“Target Assets”). TORtec Central Asia must first have acquired leasehold ownership to the Target Land based on a ninety-nine year lease from the government of Turkmenistan, free and clear from all mortgages, trust deeds, liens or other encumbrances, and TORtec Central Asia shall have acquired undisputed ownership of the Target Assets free and clear from all security interests, liens or other encumbrances. Although the Share Exchange Agreement was not a related party transaction at the time it was entered into, Merdan Atayev has since been appointed as a Vice President of the Company which is a condition to the Closing of the proposed acquisition.  Some of the conditions described in the agreement were never satisfied, and the parties have mutually agreed to cancel the agreement.

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the year ended March 31, 2020, Capital Vario advanced the Company an additional $63,700 for operations. At March 31, 2020, Capital Vario agreed to convert $100,000 of the advances into 100,000 shares of the Company’s subsidiary, Nanosynthesis. The per share rate used in the conversion was the same price to which third party investors were purchasing shares. As of March 31, 2020 and 2019, amounts due to Capital Vario were $288,690 and $324,990, respectively. The advances have been reflected as "short term advances - related parties" on the accompanying consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to March 31, 2020.  Mr. Stephen H. Smoot was an officer and former consultant to Capital Vario, but he resigned those positions more than two years ago.

Effective March 31, 2020, the Company sold some shares of its common stock together with ownership interests in its partially owned subsidiary, TORtec Nanosynthesis Corp., to various investors, some of which are related parties.  The related party transactions include the following: (a) Stephen H. Smoot paid $50,000 for 5,000 shares of the Company’s common stock and a 3.333% ownership interest in TORtec Nanosynthesis Corp.; (b) the Sorenson Family Trust, dated December 3, 1994, a principal shareholder of the Company, paid $50,000 for 5,000 shares of the Company’s common stock and a 3.333% ownership interest in TORtec Nanosynthesis Corp.  Asael T. Sorenson, Jr., a trustee of the trust, became a director of the Company on June 6, 2020; (c) $100,000 of the debt owed to Capital Vario was converted to 10,000 shares of the Company’s common stock and a 6.666% ownership interest in TORtec Nanosynthesis Corp. and issued to Simmons Benefit Group; and (d) Sherm Smoot (a brother to Stephen H. Smoot) and his wife, Sherri, paid $15,000 for 1,500 shares of the Company’s common stock and a 1.000% ownership interest in TORtec Nanosynthesis Corp  .

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2020, and 2019:

Fee Category	2020	2019
Audit Fees	$29,700	$27,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$29,700	$27,500

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2020, and 2019, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)(i)     Exhibits.  The following Exhibits are filed as part of this Annual Report:

Exhibit Number 3.1*	Description Articles of Incorporation of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012)
3.2*	By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).
3.3*

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

10.1*

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

10.2*

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

10.3*

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.4*

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.5	A General Agreement for Execution of Works and Services No. US19 dated February 19, 2019 between Vortex Technologies GmbH and TORtec Group Corporation, filed herewith
14*	Code of Ethics (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2013 filed with the Commission on July 16, 2013)

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen H. Smoot, President, CEO and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Irina Kochetkova, Secretary, Treasurer, CFO, and Director.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Stephen H. Smoot, President, CEO and Director.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Irina Kochetkova, Secretary, Treasurer, CFO and Director

•

- Previously filed

Exhibit Number	Description
101.INS	XBRL Instance Document
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

8-K Current Report dated November 22, 2017, and filed with the SEC on November 29, 2017

2.1          Share Exchange Agreement by and among Geo Point Resources, Inc., TORtec Group, and the Shareholders of TORtec Group dated November 22, 2017

Part I, Item 1

8-K Current Report December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018	Part I, Item 1

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

TORTEC GROUP CORPORATION

Date:	July 13, 2020	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 13, 2020	By:	/s/ Irina Kochetkova
Irina Kochetkova, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TORTEC GROUP CORPORATION

Date:	July 13, 2020	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	July 13, 2020	By:	/s/ Irina Kochetkova
Irina Kochetkova,, Secretary, Treasurer, CFO, Chief Accounting Officer and Director

Date:	July 13, 2020	By:	/s/ Jeffrey R. Brimhall
Jeffrey R. Brimhall, Director

Date:	July 13, 2020	By:	/s/ Asael T. Sorenson, Jr.
Asael T. Sorenson, Jr., Director