Form 10-Q
period 2020-06-30
TORtec Group Corp
filed 2020-08-14
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

     Outstanding as of August 14, 2020

Common Stock, $0.001 par value

 100,074,854

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

 PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying condensed consolidated balance sheets of TORtec Group Corporation at June 30, 2020 and March 31, 2020, and the related condensed consolidated statements of operations and stockholders' equity for the three months ended June 30, 2020 and 2019 and the related condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2021.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2020	2020

ASSETS
Current Assets
Cash	$ 29,293	$ 1,043
Accounts receivable
Subscriptions receivable	-	165,000
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Total Current Assets	29,293	166,043
Construction in progress	367,643	291,346
License	35,051	35,051
Deposit	3,000	3,000
Total Assets	$ 434,987	$ 495,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 4,985	$ 2,306
Short term advances - related parties	288,690	288,690
Discontinued operations	2,387	2,387
Total Current Liabilities	296,062	293,383

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares
authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized; 100,074,854, shares issued and outstanding at June
30, 2020 and March 31, 2020	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Non-controlling interest	(176,806)	(155,979)
Accumulated deficit	(6,665,860)	(6,623,555)
Total Shareholders' Equity	138,925	202,057
Total Liabilities and Shareholders' Equity	$ 434,987	$ 495,440

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Sales	$ -	$ -

Operating Expenses
Research and development	26,359	4,242
General and administrative	36,773	29,029
Total Operating Expenses	63,132	33,271
Operating Loss	(63,132)	(33,271)
Interest expense	-	-
Loss before loss from discontinued operations	(63,132)	(33,271)
Discontinued operations	-	-
Net loss	$ (63,132)	$ (33,271)
Non-controlling loss	20,827	-
Net loss attributable to TORtec Group Corporation	$ (42,305)	$ (33,271)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ -	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,000,000

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non- controlling Interest	Accumulated Deficit	Total

Three months ended June 30, 2019 -
Balance at March 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,828,535)	$ 248,542

Net loss	-	-	-	-	(33,271)	(33,271)

Balance at June 30, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,861,806)	$ 215,271

Three months ended June 30, 2020 -
Balance at March 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (155,979)	$ (6,623,555)	$ 202,057

Non-controlling interest	-	-	-	(20,827)	-	(20,827)
Net loss	-	-	-	-	(42,305)	(42,305)

Balance at June 30, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (176,806)	$ (6,665,860)	$ 138,925

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss including non-controlling interest	$ (63,132)	$ (33,271)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	2,679	(24,715)
Net Cash Used in Operating Activities	(60,453)	(57,986)
Cash Flows from Investing Activities:
Purchase of a license	-	(35,051)
Purchase of property and equipment	(76,297)	-
Net Cash Used in Investing Activities	(76,297)	(35,051)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	-	64,700
Proceeds from issuance of subsidiary common stock	-	150,000
Collection of subscriptions receivable	165,000	-
Cash Flows Provided by Financing Activities:	165,000	214,700

Net Change in Cash	28,250	121,663
Cash at Beginning of Period	1,043	4,477
Cash at End of Period	$ 29,293	$ 126,140

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020 and March 31, 2020

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

Risks and Uncertainties

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying condensed consolidated financial statements. The related disclosures have not been presented due to the amounts being insignificant to the condensed consolidated financial statements taken as a whole. Discontinued operations did not impact the consolidated statements of cash flows during the three months ended June 30, 2020 and 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the condensed consolidated financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2020. The results of operations for the three months ended June 30, 2020 are not indicative of the results that may be expected for the full year.

Basis of Accounting

The Company’s condensed consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+ does not have any operations. TORtec Nanosynthesis Corp. commenced operations during the third quarter of fiscal 2020 and has consisted primarily of research and development expenditures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes to condensed consolidated financial statements.  Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts, the useful life of property and equipment and impairment of long-lived assets.

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•

Level 1 - quoted market prices in active markets for identical assets or liabilities

•

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for subtantially the full term of the assets or liabilities.

•

Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2020 and March 31, 2020, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consist of cash, subscriptions receivable, payables, and advances from related parties.  The fair value of financial instruments approximated their carrying values as of June 30, 2020 and March 31, 2020, due to the short-term nature of these items.

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three months ended June 30, 2020 and 2019, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consist of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of June 30, 2020 and March 31, 2020, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

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

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the three months ended June 30, 2019, Capital Vario advanced the Company an additional $64,700 for which the proceeds were used for operations and development of the Tornado M. The balance due to Capital Vario at June 30, 2020 and March 31, 2020 was $288,690. The advances have been reflected as "short term advances - related parties" on the accompanying condensed consolidated balance sheets.  No amounts have been advanced by Capital Vario subsequent to June 30, 2020.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

In October 2019, the Company entered into a lease within an initial term of two years. The lease required a deposit of $3,000 and a minimum monthly lease payment of $2,500. In addition, the Company is liable for 50% of property taxes, utilities, etc. which are payable to the landlord. Rent expense for the three months ended June 30, 2020 was $8,792.

NOTE 6 - SHAREHOLDERS’ EQUITY

In May 2019, the Company sold 15,000 shares of common stock for proceeds of $150,000. Included in the stock purchase agreement was the sale of 10% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019. The Company closed the transaction on March 31, 2020 for which the required shares were issued.

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The subscriptions receivable resulted from the sale of the Company’s common stock as well as an interest within TORtec Nanosynthesis Corp. The proceeds from the subscriptions were received on April 2, 2020.

Non-controlling interest disclosed within the condense consolidated statement of operations represents the minority ownership 49.9% share of net losses of TORtec Nanosynthesis Corp. incurred during the three months ended June 30, 2020.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

See Notes 3 for the purchase of a license, 4 for short-term advances and 6 for collection of subscription receivable, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

In August 2020, the Company received a $20,000 loan from a director of the Company. The loan doesn’t incur any interest and is due upon demand.

The Company has evaluated subsequent events after June 30, 2020, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed consolidated financial statements other than those disclosed above.

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

Initial Problems with the Tornado M Machine

As explained in the Company’s Annual Report for the fiscal year ended March 31, 2020, the Company incurred significant problems when attempting to use the Tornado M machine that was delivered to the Company.  The air compressor purchased for the unit and the required air volume as prescribed by the manufacturer for the unit were inadequate and the initial air compressor had to be replaced with two compressors. We also learned through independent material handling and filter industry technicians and personnel that the unit was not ready for production for other reasons.  These reasons included the following:  (a) the material feed did not work properly; (b) two sets of bearings for the unit's rotary feeder were worn out within hours of operation; and (c) significant material “blow-back” occurred from the inlet to the unit.  The cyclone system for the unit did not properly capture or separate the material as represented by MTM/Smidt or the manufacturer. The Donaldson filter provided with the unit did not work due to the pulse jet controller being inoperable and milled material could not be captured properly.

North America to go to Nano.  This agreement has been executed by the Company and Nano.  The Company then raised additional funds for ongoing operations for legal, accounting and auditing in addition to funds needed to get the unit working for the Nano joint venture.

For a detailed description of the formation of TORtec Nanosynthesis Corp. and the sale of a 49.9% interest in that company, see the Company’s Current Report on Form 8-K for March 31, 2020 which was filed on April 8, 2020, and is incorporated herein by this reference.

From May, 2019, it took about a year to get the unit working properly.  The only original piece of the unit after this development was the vortex mill (the “mill”).  All other components of the unit were replaced.  Thus, as of April 30, 2020, due to the replacement parts and indicators that other potential parts were non-operational for the intended purposes the Company recorded an impairment of $389,000.  In May 2020, several tons of material consisting of minerals from both Hungary and Nevada together with zeolite from Preston, Idaho were successfully processed through the unit.  Unfortunately, it was determined that the resonant frequency rings in the mill and the mill housing itself was not made of Boron Carbide as contracted with MTM - but mild steel, and the mill wore out after about 7 tons being processed.  The team immediately went to work to get a new mill produced which should be ready in the second fiscal quarter ending September 30, 2020.

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

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

We reported no sales for the three months ended June 30, 2020 and 2019 due to the lack of revenue generating activities.

Research and development expenses during the three months ended June 30, 2020 were $26,359, compared to $4,242 during the three months ended June 30, 2019, an increase of $22,117.  The increase was related to the receipt of the Tornado M unit after December 31, 2018 to which we have recently incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended June 30, 2020 were $36,773, compared to $29,029, during the three months ended June 30, 2019, an increase of $7,744.  The increase in general and administrative expenses during the three months ended June 30, 2020 as compared to the prior period, was directly related to additional professional costs and rent related to a facility in which we commenced rental of in October 2019.

We incurred a net loss of $63,132, or $0.00 per share, in the three months ended June 30, 2020, compared to a net loss of $33,271, or $0.00 per share, incurred in the three months ended June 30, 2019.  The increase in net loss in the later period is primarily attributed to an increase in research and development expenses incurred in the later period.  We incurred a Non-controlling loss of $20,827 in the three months ended June 30, 2020, and we incurred no similar non-controlling loss in the three months ended June 30, 2019.  Our net loss attributable to TORtec Group Corporation in the three months ended June 30, 2020 was $42,305, or $0.00 per share, as compared to $33,271, or $0.00 per share, in the three months ended June 30, 2019.

Liquidity

Current assets at June 30, 2020, included cash of $29,293. At March 31, 2020 current assets consisted of cash of $1,043 and subscriptions receivable of $165,000.  At June 30, 2020, we had a negative working capital of $266,770, as compared a negative working capital of $127,340 at March 31, 2020.  The decrease in working capital is mostly due an investment in common stock currently reflected as a current liability until the shares of common stock are issued.

Capital Resources

During the three months ended June 30, 2020, operating activities used cash of $60,453 compared to $57,986 net cash used in the three months ended June 30, 2019, an increase of $2,467. The increase was primary related to an increase in net loss due primarily to research and development activities.

During the three months ended June 30, 2019, investing activities consisted of $35,051 expended in connection with the Company obtaining a license for which the term is perpetual. In the subsequent comparable period, there were no such expenditures. In addition, during the current period the Company  purchased $76,297 of equipment in connection with the Tornado M, specifically, the Company made significant improvements to the electrical infrastructure of their leased facilities. In the three months ended June 30, 2019 there were no such expenditures.

During the three months ended June 30, 2020, we received cash from financing activities of $165,000 which related to the collection of a subscription receivable. In the prior comparable period, the Company received proceeds from short-term advances of $64,700 and $150,000 from the sale of common stock to a third party. The proceeds have been used to fund operations.

As reflected in the condensed consolidated financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  We intend to fund future operations for the next 12 months through cash on hand, through additional advances from related parties and if needed from the sale of debt or equity securities.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the issuance date of this Quarterly Report. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended June 30, 2020.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective, and provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We had no sale of unregistered securities during the three months ended June 30, 2020.

For a description of any other sales of shares of the Company’s unregistered stock made by us in the past three years, please refer to the Company’s Annual Reports on Form 10-K, and the Company’s Quarterly Reports on Form 10-Q filed since March 31, 2017.

Item 3.   Defaults Upon Senior Securities

This Item is not applicable.

Item 4.   Mine Safety Disclosures

This Item is not applicable.

Item 5.   Other Information

This Item is not applicable.

Item 6.   Exhibits

(a)

Exhibits:

3.1*	Articles of Incorporation of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).
3.2*	By-laws of the Company (incorporated by reference from the Form S-1 Registration Statement filed with the Commission on October 12, 2012).
3.3*

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019).

10.1*

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

10.2*

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

10.3*

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 filed with the Commission on November 14, 2019)

10.4*

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019filed with the Commission on November 14, 2019)

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

Exhibit 101.SCH

XBRL Taxonomy Extension Schema

*Previously filed and incorporated by reference.

***Prospectus filed with the SEC on January 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTEC GROUP CORPORATION

Date: August 14, 2020

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive

Officer

Date: August 14, 2020

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal

Accounting Officer