Form 10-Q
period 2020-09-30
TORtec Group Corp
filed 2020-11-23
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [X]
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

Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 on November 23, 2020, was 100,074,854.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (the “Quarterly Report”), references to “TORtec Group Corporation,” the “Registrant,” the “Company,” “we,” “us,” “our” and words of similar import refer to TORtec Group Corporation, a Nevada corporation, unless the context requires otherwise.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. These factors include, among others:

•

the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders;

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The accompanying condensed consolidated balance sheets of TORtec Group Corporation at September 30, 2020 and March 31, 2020, and the related condensed consolidated statements of operations and stockholders' equity for the three and six months ended September 30, 2020 and 2019 and the related condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended September 30, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2021.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2020	2020
ASSETS
Current Assets
Cash	$ 5,639	$ 1,043
Subscriptions receivable	-	165,000
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Total Current Assets	5,639	166,043
Construction in progress	398,646	291,346
License	35,051	35,051
Deposit	3,000	3,000
Total Assets	$ 442,336	$ 495,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 7,665	$ 2,306
Short term advances - related parties	373,730	288,690
Discontinued operations	2,387	2,387
Total Current Liabilities	383,782	293,383

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares
authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares
authorized; 100,074,854, shares issued and outstanding at September 30, 2020 and March 31, 2020	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Non-controlling interest	(193,654)	(155,979)
Accumulated deficit	(6,729,383)	(6,623,555)
Total Shareholders' Equity	58,554	202,057
Total Liabilities and Shareholders' Equity	$ 442,336	$ 495,440

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$ -	$ -	$ -	$ -

Operating Expenses
Research and development	17,823	7,890	44,182	12,132
General and administrative	62,548	32,679	99,321	61,708
Total Operating Expenses	80,371	40,569	143,503	73,840
Operating Loss	(80,371)	(40,569)	(143,503)	(73,840)
Interest expense	-	-	-	-
Loss before loss from discontinued operations	(80,371)	(40,569)	(143,503)	(73,840)
Discontinued operations	-	-	-	-
Net loss	$ (80,371)	$ (40,569)	$ (143,503)	$ (73,840)
Non-controlling loss	16,848	-	37,675	-
Net loss attributable to TORtec Group Corporation	$ (63,523)	$ (40,569)	$ (105,828)	$ (73,840)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ 0.00	$ (0.00)	$ -	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,000,000	100,074,854	100,000,000

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit	Total
Periods ended September 30, 2019 -
Balance at March 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,828,535)	$ 248,542

Net loss	-	-	-	-	(33,271)	(33,271)

Balance at June 30, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,861,806)	$ 215,271

Net loss	-	-	-	-	(40,569)	(40,569)

Balance at September 30, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,902,375)	$ 174,702

Periods ended September 30, 2020 -
Balance at March 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (155,979)	$ (6,623,555)	$ 202,057

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(20,827)	-	(20,827)
Net loss	-	-	-	-	(42,305)	(42,305)

Balance at June 30, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (176,806)	$ (6,665,860)	$ 138,925

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(16,848)	-	(16,848)
Net loss	-	-	-	-	(63,523)	(63,523)

Balance at September 30, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (193,654)	$ (6,729,383)	$ 58,554

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss including non-controlling interest	$ (143,503)	$ (73,840)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	5,359	(30,947)
Net Cash Used in Operating Activities	(138,144)	(104,787)
Cash Flows from Investing Activities:
Purchase of a license	-	(35,051)
Purchase of property and equipment	(107,300)	(33,800)
Net Cash Used in Investing Activities	(107,300)	(68,851)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	85,040	63,700
Proceeds from issuance of subsidiary common stock	-	150,000
Collection of subscrptions receivable	165,000	-
Cash Flows Provided by Financing Activities:	250,040	213,700

Net Change in Cash	4,596	40,062
Cash at Beginning of Period	1,043	4,477
Cash at End of Period	$ 5,639	$ 44,539

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020 and March 31, 2020

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying condensed consolidated financial statements. The related disclosures have not been presented due to the amounts being insignificant to the condensed consolidated financial statements taken as a whole. Discontinued operations did not impact the consolidated statements of cash flows during the three and six months ended September 30, 2020 and 2019.

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2020. The results of operations for the three and six months ended September 30, 2020 are not indicative of the results that may be expected for the full year.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and six months ended September 30, 2020 and 2019, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consist of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of September 30, 2020 and March 31, 2020, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. See Note 1 for additional information.

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

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the six months ended September 30, 2020 and 2019, Capital Vario advanced the Company an additional $85,040 and $63,700, respectively, for which the proceeds were used for operations and development and testing of the Tornado M. The balance due to Capital Vario at September 30, 2020 and March 31, 2020 was $373,730 and $288,690, respectively. The advances have been reflected as "short term advances - related parties" on the accompanying condensed consolidated balance sheets.  Subsequent to September 30, 2020, Capital Vario demanded repayment of the amounts due to them. The Company is currently exploring a variety of solutions, including, potentially transferring all of the Company’s assets, including the Tornado M and related licenses. The completion of the transaction requires shareholder approval.

In August 2020, a director advanced the Company $20,000 to be used for operations. The advance does not incur interest and is due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

In October 2019, the Company entered into a lease within an initial term of two years. The lease required a deposit of $3,000 and a minimum monthly lease payment of $2,500. In addition, the Company is liable for 50% of property taxes, utilities, etc. which are payable to the landlord. Rent expense for the six months ended September 30, 2020 was $33,654, for which includes a significant amount of utility charges related to testing of the Tornado M.

NOTE 6 - SHAREHOLDERS’ EQUITY

In May 2019, the Company sold 15,000 shares of common stock for proceeds of $150,000. Included in the stock purchase agreement was the sale of 10% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019. The Company closed the transaction on March 31, 2020 for which the required shares were issued

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The subscriptions receivable resulted from the sale of the Company’s common stock as well as an interest within TORtec Nanosynthesis Corp. The proceeds from the subscriptions were received on April 2, 2020.

Non-controlling interest disclosed within the condense consolidated statement of operations represents the minority ownership 49.9% share of net losses of TORtec Nanosynthesis Corp. incurred during the six months ended September 30, 2020.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

See Notes 3 for the purchase of a license, 4 for short-term advances and 6 for collection of subscription receivable, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

See Note 4 for discussion of a subsequent event.

The Company has evaluated subsequent events after September 30, 2020, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed consolidated financial statements other than those disclosed above.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements based on management’s beliefs, assumptions and plans for the future, information currently available to management and other statements that are not historical in nature. Forward-looking statements include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” estimate,” “consider,” or similar expressions are used.  These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: the unprecedented impact of COVID-19 pandemic on our business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders; a general economic downturn; a downturn in the securities markets; regulations that affect trading in the securities of “penny stocks”; the enactment of United States or foreign laws, rules and regulations that could have a materially adverse impact on current and intended operations; and other risks and uncertainties.  For additional forward-looking statement information, see the heading “Forward-Looking Statements” at the forepart of this Quarterly Report on page 4.

Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict.  We may be required to update these forward-looking statements from time to time as circumstances change.

References to “we,” “our,” “us,” or the “Company” and words of similar import under this heading refer to the TORtec Group Corporation, a Nevada corporation, unless the context implies otherwise.

Past Plan of Operation

On June 13, 2012, we were formed as a wholly-owned subsidiary of Geo Point Technologies, Inc., a Utah corporation (“Geo Point Utah”), and into which Geo Point Utah simultaneously authorized the conveyance of the segment of its business comprising all of its Environmental and Engineering Divisions’ assets, business, operations, rights or otherwise, along with its “Hydrocarbon Identification Technology” (“HI Technology”) License Agreement dated January 31, 2008 (the “License Agreement”), subject to the assumption by us of all related liabilities and the indemnification of Geo Point Utah by us from any liabilities relating to these assets and operations.  Also, on June 13, 2012, the Board of Directors of Geo Point Utah approved a stock dividend that resulted in a spin-off of all of our shares of common stock to the Geo Point Utah stockholders, pro rata, on a one share for one share basis, on the record date (the “Spin-Off”).  The Spin-Off had a record date of January 17, 2013; and ex-dividend date of January 15, 2013; and a Spin-Off payment date of April 22, 2013.  On the effective date of the Spin-Off, there were approximately 1,002,167 outstanding shares of our common stock.  For additional information about the Spin-Off, see our Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013; and our Current Report on Form 8-K dated April 22, 2013, and filed with the SEC on such date.

The Environmental and Engineering Divisions comprised the initial operations of Geo Point Utah at its inception and were commenced as a “DBA” in 1997, by Geo Point Utah’s founder, William C. Lachmar, who then served as our President and sole director, in the State of California.  The Company operated this business until February 2018 when Mr. Lachmar died.  The Company had no plans to continue this business following Mr. Lachmar’s death.

Acquisition of TORtec Group

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”) with TORtec Group, a Wyoming corporation (“TORtec”) and all of the shareholders of TORtec, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec.  The acquisition of TORtec by the Company was successfully consummated on December 4, 2017.

Under the terms of the Agreement, a total of 90,000,000 shares of the Company’s restricted common stock were issued to the 17 TORtec shareholders as consideration in exchange for all 10,000,000 issued and outstanding shares of TORtec common stock being transferred to the Company, making TORtec a wholly-owned subsidiary of the

Company.  As a result, the former TORtec shareholders collectively owned 90% of our issued and outstanding shares of our common stock immediately following the acquisition. New directors and officers of the Company were appointed in connection with the acquisition.

Stephen Smoot was a former consultant and officer of Capital Vario CR S.A. (“Capital Vario”), which was the controlling shareholder of the Company prior to the acquisition, but resigned from his affiliation with Capital Vario prior to a $500,000 debt-to-equity conversion by Capital Vario with the Company. Mr. Smoot became the President/CEO and Director of the Company on September 8, 2017.

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

Franc Smidt resigned from the Company’s Board of Directors on October 18, 2020 and his resignation was accepted on October 21, 2020 by the Company.

On November 9, 2020, Mr. Smoot was appointed as President, Asael T. Sorensen Jr. was appointed as Vice President and Secretary, and Irina Kochetkova was appointed as Vice President and Treasurer.

For additional information concerning the acquisition of TORtec, see the Company’s Current Report on Form 8-K dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/A dated June 22, 2018 and filed with the SEC on June 22, 2018.

Plan of Operations

Now that the acquisition of TORtec is complete, we have become engaged, through our subsidiary, in the business of harnessing the natural implosion forces of a vortex (tornado) and employing resonating frequencies, to disintegrate soft to ultra-hard materials into micron or nano-sized particles.

On September 9, 2017, TORtec entered into General Agreement No. US-17 on cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the ‘TOR-technology.’  The Exclusive License Agreement grants to TORtec an exclusive license to utilize the technology for certain purposes throughout North, Central and South America.  The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system.  This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity. A more detailed description of the acquisition is included in the Company’s two Current Reports on Form 8-K: (a) dated November 22, 2017 and filed with the SEC on November 29, 2017; and (b) dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/A dated June 22, 2018 and filed with the SEC on June 22, 2018; both of which are incorporated herein by this reference.

On June 18, 2018, TORtec entered into License Agreement No. W-1/18 with Forschunginstitut GmbH pursuant to which it was granted a license to use the ‘TOR-technology’ and the utility model “Tornado” documentation for certain purposes, for which TORtec paid an initial royalty of 30,000 Euros, and agreed to pay an annual royalty equal to 10% of any after tax profit received by TORtec (and any subsidiaries) by the year’s result.  This License Agreement expanded the licensed territory from North, Central and South America to the entire world.  A copy of this License Agreement is attached to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as Exhibit 10.1.

On September 9, 2017, TORtec entered into an agreement with MTM Center GmbH, then a shareholder of TORtec, for the construction of a mobile machine that utilizes the TORtec technology, referred to as the Tornado M. The total purchase price was 394,000 Euros (US $474,159 as of September 9, 2017 date of the agreement).  On March 3,

2018, the agreement was amended to the amount of 305,535 Euros or US $367,696 representing the original amount of 394,000 Euros or US $474,159 less the amount of 88,465 Euros or US $106,463 originally allocated to the Kaeser screw-compressor, plus the additional amount of 48,040 Euros or US $57,814 in the form of prepayment for transportation and expenses of technical personnel to come to the USA to commission the mobile “TORNADO M” unit and payment in advance for an additional vortex chamber with resonating frequency rings for additional applications for the mobile “TORNADO M” unit, including transportation & insurance to Idaho.

The Company has paid the total amount of two payments totaling 354,600 euros or US $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee. The Company received the Tornado M machine in second fiscal quarter of 2019. The Tornado M is currently being prepared to be used in the Company's operations.

On February 19, 2019, TORtec entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress (“SRITP”), a Cyprus entity, controlled by the same shareholder.  A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as Exhibit 10.3. This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

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

•

methods and technologies of mechanical activation, mechanochemical activation;

•

mechanosynthesis of mineral raw materials, obtaining materials with new properties and new;

•

materials, composites, mixtures, solutions;

•

methods and technologies of deep processing and decontamination of contaminated materials, waste, and water reclamation;

•

methods and technologies of restoration of the fertility of the land, obtaining new classes of mineral and biomineral fertilizers and mixtures and mineral protection of soil and plants; and

•

all or some know-how’s, trademarks, design development and technical knowledge.

On April 12, 2019, TORtec entered into a general, exclusive, unlimited, irrevocable and perpetual license with TORtec Forschungsinstitut GmbH. A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 as Exhibit 10.4. The license grants to the Company the right to use the technology, know-how, development and technical knowledge for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

•

Field of disintegration (micronization) of various non-mineral material;

•

Production of non-mineral micro- and nano-structured micro powders of metal ceramics, carbides, metal oxides and their mixtures for powder, laser and plasma metallurgy;

•

Related documentation, development and production of unique installations of resonant gas-dynamic grinding of different types of non-mineral materials, united under a common understanding "tornado;"

•

The technologies for grinding non-mineral materials, including multi-component and various-phase materials, their functionalization and modification, their mechanical, mechanochemical activation and mechanosynthesis;

•

The production of dispersed new non-mineral materials and non-mineral materials with new properties; and

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

any inert gas supplied under pressure;

•

high-pressure steam (superheated steam);

•

the medium in the supercritical state (fluids), such as (CO2); and

•

cooling agents

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

From May, 2019, it took about a year to get the unit working properly.  The only original piece of the unit after this development was the vortex mill (the “mill”).  All other components of the unit were replaced.  Thus, as of April 30, 2020, due to the replacement parts and indicators that other potential parts were non-operational for the intended purposes the Company recorded an impairment of $389,000.  In May 2020, several tons of material consisting of minerals from both Hungary and Nevada together with zeolite from Preston, Idaho were successfully processed through the unit.  Unfortunately, it was determined that the resonant frequency rings in the mill and the mill housing itself was not made of Boron Carbide as contracted with MTM - but mild steel, and the mill wore out after about seven tons being processed.  We replaced the mild steel rings with hardened steel to resolve the problem with the mill which is now in working condition.

North American Territory to go to Nano.  An agreement has been executed by the Company and Nano.  The Company then raised additional funds for ongoing operations for legal, accounting and auditing in addition to funds needed to get the unit working for the Nano joint venture.

For a detailed description of the formation of TORtec Nanosynthesis Corp. and the sale of a 49.9% interest in that company, see the Company’s Current Report on Form 8-K for March 31, 2020 which was filed on April 8, 2020, and is incorporated herein by this reference.

Principal Products or Services and their Markets

The Company has no present contracts to provide any products or services.  The Company has been in contact with companies that sell zeolites about the possibility of using the ‘TOR-technology’ to break down or reduce the size of zeolites to approximately three to five microns in size, which can then be used for different commercial purposes. The Company tested the Tornado M machine on zeolites. The technology was successful in pulverizing the zeolite; however, it was determined that the cyclone and air filtration systems were inadequate to handle the amount of air introduced into the vortex mill. Without the properly sized air filtration system, the Company will not be able to process material and comply with air quality industry standards. After the purchase and installation of additional air handling and filtration equipment, the Company may pursue a contract with third parties to generate revenues.

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

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

We reported no sales for the three months ended September 30, 2020 and 2019 due to the lack of revenue generating activities.

Research and development expenses during the three months ended September 30, 2020 were $17,823, compared to $7,890 during the three months ended September 30, 2019, an increase of $9,933.  The increase was related to the continued development of the Tornado M unit to which we have recently incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended September 30, 2020 were $62,548, compared to $32,679, during the three months ended September 30, 2019, an increase of $29,869.  The increase in general and administrative expenses during the three months ended September 30, 2020 as compared to the prior period, was directly related to additional professional costs and rent related to a facility in which we commenced rental of in October 2019.

We incurred a net loss of $80,371, or $0.00 per share, in the three months ended September 30, 2020, compared to a net loss of $40,569, or $0.00 per share, incurred in the three months ended September 30, 2019.  The increase in net loss in the later period is primarily attributed to an increase in research and development expenses incurred in the later period.  We incurred a non-controlling loss of $16,848 in the three months ended September 30, 2020, and we incurred no similar non-controlling loss in the three months ended September 30, 2019.  Our net loss attributable to TORtec Group Corporation in the three months ended September 30, 2020 was $63,523 or $0.00 per share, as compared to $40,569, or $0.00 per share, in the three months ended September 30, 2019.

Six Months Ended September 30, 2020 compared to the Six Months Ended September 30, 2019

We reported no sales for the six months ended September 30, 2020 and 2019 due to the lack of revenue generating activities.

Research and development expenses during the six months ended September 30, 2020 were $44,182, compared to $12,132 during the six months ended September 30, 2019, an increase of $32,050. The increase was related to the continued development of the Tornado M unit to which we have recently incurred expenditures to modify and improve our process. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the six months ended September 30, 2020 were $99,321, compared to $61,708, during the six months ended September 30, 2019, an increase of $37,613.  The increase in general and administrative expenses during the six months ended September 30, 2020 as compared to the prior period, was directly related to additional professional costs and rent related to a facility in which we commenced rental of in October 2019.

We incurred a net loss of $143,503, or $0.00 per share, in the six months ended September 30, 2020, compared to a net loss of $73,840, or $0.00 per share, incurred in the six months ended September 30, 2019.  The increase in net loss in the later period is primarily attributed to an increase in research and development expenses incurred in the later period.  We incurred a non-controlling loss of $37,675 in the six months ended September 30, 2020, and we incurred no similar non-controlling loss in the six months ended September 30, 2019.  Our net loss attributable to TORtec Group Corporation in the six months ended September 30, 2020 was $105,828, or $0.00 per share, as compared to $73,840, or $0.00 per share, in the six months ended September 30, 2019.

Liquidity

Current assets at September 30, 2020, included cash of $5,639. At March 31, 2020 current assets consisted of cash of $1,043 and subscriptions receivable of $165,000.  At September 30, 2020, we had a negative working capital of $378,143, as compared a negative working capital of $127,340 at March 31, 2020.  The decrease in working capital is mostly due an investment in common stock currently reflected as a current liability until the shares of common stock are issued.

Capital Resources

During the six months ended September 30, 2020, operating activities used cash of $138,144 compared to $104,787 net cash used in the six months ended September 30, 2019, an increase of $33,357. The increase was primary related to an increase in net loss due primarily to research and development activities and rent for which commenced in October 2019.

During the six months ended September 30, 2019, investing activities consisted of $35,051 expended in connection with the Company obtaining a license for which the term is perpetual. In the subsequent comparable period, there were no such expenditures. In addition, during the current period the Company  purchased $107,300 of equipment in connection with the Tornado M, specifically, the Company made significant improvements to the electrical infrastructure of their leased facilities. In the six months ended September 30, 2019, the Company made purchase of $33,800 in equipment related to the Tornado M.

During the six months ended September 30, 2020, we received cash from financing activities of $250,040, which related to the collection of a subscription receivable and short term advances from related parties. In the prior comparable period, the Company received proceeds from short-term advances of $63,700 and $150,000 from the sale of common stock to a third party. The proceeds have been used to fund operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the quarter ended September 30, 2020.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item pursuant to Item 305(e) of Regulation S-K.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The primary reason for this is due to the fact that the Company only currently has one employee that enters into, reviews, and controls all transactions.  The individual is also responsible for financial and regulatory reporting. We cannot remedy the weakness until additional employee(s) and/or consultants can be retained to adequately segregate duties.  Until such time, management is maintaining adequate records to substantiate transactions.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*Filed with this Quarterly Report.

**Furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTEC GROUP CORPORATION

Date: November 23, 2020

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive Officer

Date: November 23, 2020

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal Accounting Officer