Form 10-Q
period 2020-12-31
TORtec Group Corp
filed 2021-02-16
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 on February 16, 2021, was 100,074,854.

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

The accompanying condensed consolidated balance sheets of TORtec Group Corporation at December 31, 2020 and March 31, 2020, and the related condensed consolidated statements of operations and stockholders' equity for the three and nine months ended December 31, 2020 and 2019 and the related condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019 have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended December 31, 2020, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2021.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2020	2020
ASSETS
Current Assets
Cash	$ 6,811	$ 1,043
Subscriptions receivable	-	165,000
Notes receivable, net of allowance of $155,000 and $155,000, respectively	-	-
Total Current Assets	6,811	166,043
Construction in progress	361,094	291,346
License	35,051	35,051
Deposit	3,000	3,000
Total Assets	$ 405,956	$ 495,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 10,345	$ 2,306
Short term advances - related parties	413,730	288,690
Discontinued operations	2,387	2,387
Total Current Liabilities	426,462	293,383

Commitments and contingencies (Note 5)

Shareholders' Equity
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;100,074,854, shares issued and outstanding at December 31, 2020 and March 31, 2020	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Non-controlling interest	(204,619)	(155,979)
Accumulated deficit	(6,797,478)	(6,623,555)
Total Shareholders' Equity	(20,506)	202,057
Total Liabilities and Shareholders' Equity	$ 405,956	$ 495,440

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales	$ -	$ -	$ -	$ -

Operating Expenses
Research and development	1,786	48,175	45,968	60,307
General and administrative	32,274	25,183	131,595	86,891
Total Operating Expenses	34,060	73,358	177,563	147,198
Operating Loss	(34,060)	(73,358)	(177,563)	(147,198)
Loss on impairment of assets	(45,000)	-	(45,000)	-
Interest expense	-	-	-	-
Loss before loss from discontinued operations	(79,060)	(73,358)	(222,563)	(147,198)
Discontinued operations	-	6,858	-	6,858
Net loss	$ (79,060)	$ (66,500)	$(222,563)	$ (140,340)
Non-controlling loss	10,965	-	48,640	-
Net loss attributable to TORtec Group Corporation	$ (68,095)	$ (66,500)	$(173,923)	$ (140,340)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ 0.00	$ (0.00)	$ -	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average Common Shares Outstanding	100,074,854	100,000,000	100,074,854	100,000,000

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 and 2019

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit	Total
Periods ended December 31, 2019 -
Balance at June 30, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,902,375)	$ 174,702

Net loss	-	-	-	-	(66,500)	(66,500)

Balance at December 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,968,875)	$ 108,202

Balance at March 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,828,535)	$ 248,542

Net loss	-	-	-	-	(140,340)	(140,340)

Balance at December 31, 2019	100,000,000	$ 100,000	$ 5,977,077	$ -	$ (5,968,875)	$ 108,202

Periods ended December 31, 2020 -
Balance at June 30, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (193,654)	$ (6,729,383)	$ 58,554

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(10,965)	-	(10,965)
Net loss	-	-	-	-	(68,095)	(68,095)

Balance at December 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (204,619)	$ (6,797,478)	$ (20,506)

Balance at March 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (155,979)	$ (6,623,555)	$ 202,057

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(48,640)	-	(48,640)
Net loss	-	-	-	-	(173,923)	(173,923)

Balance at December 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (204,619)	$ (6,797,478)	$ (20,506)

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss including non-controlling interest	$ (222,563)	$ (140,340)
Loss on impairment of assets	45,000	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	1,300
Accounts payable and accrued liabilities	8,039	(34,897)
Net Cash Used in Operating Activities	(169,524)	(173,937)
Cash Flows from Investing Activities:
Purchase of a license	-	(35,051)
Other assets	-	(3,000)
Purchase of property and equipment	(114,748)	(33,800)
Net Cash Used in Investing Activities	(114,748)	(71,851)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	145,040	63,700
Repayments of short term advances - related parties	(20,000)	-
Proceeds from issuance of subsidiary common stock	-	150,000
Proceeds from issuance of subsidiary common stock - related parties	-	60,000
Collection of subscriptions receivable	165,000	-
Cash Flows Provided by Financing Activities:	290,040	273,700

Net Change in Cash	5,768	27,912
Cash at Beginning of Period	1,043	4,477
Cash at End of Period	$ 6,811	$ 32,389

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the condensed consolidated financial statements.

TORTEC GROUP CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

December 31, 2020 and March 31, 2020

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

Discontinued Operations

In February 2018, due to the untimely death of Bill Lachmar, the Company’s president, the Company ceased the operations of the Environmental and Engineering Divisions. The Company has reflected these operations as discontinued operations in the accompanying condensed consolidated financial statements. The related disclosures have not been presented due to the amounts being insignificant to the condensed consolidated financial statements taken as a whole. Discontinued operations did not impact the consolidated statements of cash flows during the three and nine months ended December 31, 2020 and 2019.

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2020. The results of operations for the three and nine months ended December 31, 2020 are not indicative of the results that may be expected for the full year.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  For the three and nine months ended December 31, 2020 and 2019, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Property and Equipment

Property and equipment consist of the Company's Tornado M which was received during fiscal 2019. The Company is currently making additional expenditures in order for the Tornado M to be put into production. Thus, as of December 31, 2020 and March 31, 2020, the Tornado M is considered construction in progress for which depreciation hasn't commenced. The Company expects to depreciate costs related to the Tornado M over the period of ten years. During the three and nine months ended December 31, 2020, the Company impaired equipment for which had a carrying value of $45,000. See Note 1 for additional information.

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

NOTE 4 – SHORT TERM ADVANCES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the nine months ended December 31, 2020 and 2019, Capital Vario advanced the Company an additional $125,040 and $63,700, respectively, for which the proceeds were used for operations and development and testing of the Tornado M. The balance due to Capital Vario at December 31, 2020 and March 31, 2020 was $413,730 and $288,690, respectively. The advances have been reflected as "short term advances - related parties" on the accompanying condensed consolidated balance sheets.  During the three months ended December 31, 2020, Capital Vario demanded repayment of the amounts due to them. The Company is currently exploring a variety of solutions, including, potentially transferring all of the Company’s assets, including the Tornado M and related licenses. The completion of the transaction requires shareholder approval for which voting commenced in February 2021 and is currently in process for which the final results will be determined at the Company's stockholders meeting in March 2021.

In August 2020, a director advanced the Company $20,000 to be used for operations for which was repaid in November 2020. The advance did not incur interest and was due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

In October 2019, the Company entered into a lease within an initial term of two years. The lease required a deposit of $3,000 and a minimum monthly lease payment of $2,500. In addition, the Company is liable for 50% of property taxes, utilities, etc. which are payable to the landlord. Rent expense for the nine months ended December 31, 2020 was $47,315, for which includes a significant amount of utility charges related to testing of the Tornado M.

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

Non-controlling interest disclosed within the condense consolidated statement of operations represents the minority ownership 49.9% share of net losses of TORtec Nanosynthesis Corp. incurred during the three and nine months ended December 31, 2020.

See Note 1 for disclosure of additional shares.

NOTE 7 - RELATED PARTY TRANSACTION

See Notes 3 for the purchase of a license, 4 for short-term advances and 6 for collection of subscription receivable, for additional related party transactions.

NOTE 8 - SUBSEQUENT EVENTS

During the three months ended December 31, 2020, Capital Vario demanded repayment of the amounts due to them. The Company is currently exploring a variety of solutions, including, potentially transferring all of the Company’s assets, including the Tornado M and related licenses. The completion of the transaction requires shareholder approval for which voting commenced in February 2021 and is currently in process for which the final results will be determined at the Company's stockholders meeting in March 2021.

The Company has evaluated subsequent events after December 31, 2020, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed consolidated financial statements other than those disclosed above.

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

On February 19, 2019, TORtec entered into an agreement with TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress (“SRITP”), a Cyprus entity, controlled by the same shareholder.  A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 as Exhibit 10.3. This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

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

On April 12, 2019, TORtec entered into a general, exclusive, unlimited, irrevocable and perpetual license with TORtec Forschungsinstitut GmbH. A copy is attached to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 as Exhibit 10.4. The license grants to the Company the right to use the technology, know-how, development and technical knowledge for industrial and commercial applications of the complex “TOR-technology” and utility model “Tornado” in the project Titan+ materials science and production of micro- and nano-structured micropowders for laser (3d-printing, am-technology), powder and plasma metallurgy for the following applications:

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

•

The production of dispersed new non-mineral materials and non-mineral materials with new properties; and

•

All know-how’s, trademarks, design development and technical knowledge relating to the applications above.

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

•

the medium in the supercritical state (fluids), such as (CO2); and

•

cooling agents.

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

Results of Operations

Three Months Ended December 31, 2020 compared to the Three Months Ended December 31, 2019

We reported no sales for the three months ended December 31, 2020 and 2019 due to the lack of revenue generating activities.

Research and development expenses during the three months ended December 31, 2020 were $1,786, compared to $48,175 during the three months ended December 31, 2019, a decrease of $46,389.  The decrease was related to the decrease in development of the Tornado M unit to which we are approaching a final workable unit. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the three months ended December 31, 2020 were $32,274, compared to $25,183, during the three months ended December 31, 2019, an increase of $7,091.  The increase in general and administrative expenses during the three months ended December 31, 2020 as compared to the prior period, was directly related to additional professional costs and rent related to a facility in which we commenced rental of in October 2019.

We incurred a net loss of $79,060, or $0.00 per share, in the three months ended December 31, 2020, compared to a net loss of $66,500, or $0.00 per share, incurred in the three months ended December 31, 2019.  The increase in net loss in the current period related to $45,000 recorded in connection with the impairment of equipment for which was not being utilized, offset by a decrease in research and development expenses incurred in the current period.  We incurred a non-controlling loss of $10,965 in the three months ended December 31, 2020, and we incurred no similar non-controlling loss in the three months ended December 31, 2019.

Nine months Ended December 31, 2020 compared to the Nine months Ended December 31, 2019

We reported no sales for the nine months ended December 31, 2020 and 2019 due to the lack of revenue generating activities.

Research and development expenses during the nine months ended December 31, 2020 were $45,968, compared to $60,307 during the nine months ended December 31, 2019, a decrease of $14,339. The decrease was related to the decrease in development of the Tornado M unit to which we are approaching a final workable unit. We expect to incur additional costs until the Tornado M unit is ready for production.

General and administrative expenses during the nine months ended December 31, 2020 were $131,595, compared to $86,891, during the nine months ended December 31, 2019, an increase of $44,704. The increase in general and administrative expenses during the nine months ended December 31, 2020 as compared to the prior period, was directly related to additional professional costs and rent related to a facility in which we commenced rental of in October 2019.

We incurred a net loss of $222,563, or $0.00 per share, in the nine months ended December 31, 2020, compared to a net loss of $140,340, or $0.00 per share, incurred in the nine months ended December 31, 2019. The increase in net loss in the current period is primarily attributed to an increase in general and administrative expenses incurred in the current period as well as $45,000 recorded in connection with the impairment of equipment for which was not being utilized.  We incurred a non-controlling loss of $48,640 in the nine months ended December 31, 2020, and we incurred no similar non-controlling loss in the nine months ended December 31, 2019.

Liquidity

Current assets at December 31, 2020, included cash of $6,811. At March 31, 2020 current assets consisted of cash of $1,043 and subscriptions receivable of $165,000.  At December 31, 2020, we had a negative working capital of $419,651, as compared a negative working capital of $127,340 at March 31, 2020.  The decrease in working capital is mostly due to additional monies needed to fund the Company’s operations.

Capital Resources

During the nine months ended December 31, 2020, operating activities used cash of $169,524 compared to $176,937 net cash used in the nine months ended December 31, 2019, a decrease of $7,413. The decrease related to the payment of payables offset by an increase in net loss during the current period.

During the nine months ended December 31, 2019, investing activities consisted of $35,051 expended in connection with the Company obtaining a license for which the term is perpetual. During the current period the Company purchased $114,748 of equipment in connection with the Tornado M, specifically, the Company made significant improvements to the electrical infrastructure of their leased facilities. In the nine months ended December 31, 2019, the Company made purchase of $33,800 in equipment related to the Tornado M.

During the nine months ended December 31, 2020, we received cash from financing activities of $290,040, which related to the collection of a subscription receivable and short-term advances from related parties of $165,000 and net short-term advances from related parties $125,040. During the nine months ended December 31, 2019, we received cash from financing activities of $273,700 of which $63,700 was from Capital Vario and $150,000 from the sale of common stock to a third party and $60,000 to related parties. The proceeds were used to fund operations.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended December 31, 2020.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

TORTEC GROUP CORPORATION

Date: February 16, 2021

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive Officer

Date: February 16, 2021

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal Accounting Officer