Form 10-Q/A
period 2020-12-31
TORtec Group Corp
filed 2021-03-04
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amended 10Q is being filed to correct a technical issue with the XBRL files.  None of the amounts or disclosures in the previously filed Quarterly Report changed.  The XBRL files from September 30, 2020 were inadvertantly attached to the Quarterly Report for December 31, 2020.  The XBRL files for the December 31, 2020, with the correct numbers for the quarter ended December 31, 2020 are attached to this Amended 10Q.

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

Date: March 4, 2021

By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive Officer

Date: March 4, 2021

By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal Accounting Officer