Form 10-K
period 2021-03-31
TORtec Group Corp
filed 2021-09-27
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $26,804,466 based on 44,666,666 shares being held by non-affiliates as of September 30, 2020, the end of the Registrant’s second fiscal quarter, at the closing bid price of $0.60.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not Applicable.

Outstanding Shares

As of September 15, 2021, the Registrant had 100,074,854 shares of common stock outstanding.

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

Past Operations

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

On November 22, 2017, the Company acquired TORtec Group, Inc (“TORtec Group”) as part of a plan to license and operate a nano milling technology to provide nano milled products and services to industry (“TOR-technology”). After expending our best efforts to since that acquisition to develop a profitable business, our Board of Directors concluded it was in our best interests to pursue another direction. Accordingly, on March 20, 2021 at our Annual Shareholders Meeting, the shareholders approved the sale of TORtec Group and all other assets of the Company to Capital Vario CR S.A. (“Capital Vario”) in complete and final settlement of the Company’s debts owed to Capital Vario. The Company presently has no assets and is conducting a search for an attractive business opportunity and acquisition.

Our Former Acquisition of TORtec Group

As described above, the Company operated this business until March 20, 2021 when the transfer of the Company’s subsidiary which held substantially all Company assets to Capital Vario in satisfaction of all indebtedness of the Company, was approved by the shareholders at its annual shareholders meeting. The Company is now searching for an alternative business.

On November 22, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”) with TORtec Group, Inc. /a Wyoming corporation (“TORtec Group”) and all of the shareholders of TORtec Group, pursuant to which the Company acquired 100% of the issued and outstanding shares of common stock of TORtec Group. The acquisition of TORtec Group by the Company was successfully consummated on December 4, 2017.

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

As part of the closing of the acquisition, the Company’s then sole director (William C. Lachmar) elected Franc Smidt, Alex Schmidt, Maksim Goncharenko, Jeffrey R. Brimhall, Stephen H. Smoot, and Irina Kochetkova to the Company’s Board of Directors before resigning as an officer and director of the Company. The following persons were then elected as officers of the Company: Franc Smidt – Chairman of the Board of Directors (since resigned as Chairman and director), Stephen H. Smoot - President and CEO, Alex Schmidt – Vice President, and Irina Kochetkova – Secretary and Treasurer. Jeffrey R. Brimhall resigned as an officer of the Company but has been appointed to serve as a director. Maksim Goncharenko subsequently resigned as a director on July 3, 2018.

For additional information concerning the acquisition of TORtec Group, see the Company’s Current Report on Form 8-K dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018.

Licensing and Operations of TOR-technology

Upon completing the acquisition of TORtec Group, we became engaged, through our subsidiary TORtec Group, in the business of harnessing the natural implosion forces of a vortex (tornado), employing resonating frequencies, to disintegrate soft to ultra-hard materials into micron or nano-sized particles.

On September 9, 2017, TORtec Group entered into General Agreement No. US-17 with Scientific Research Institute of Technological Progress, Limited, a limited company organized under the laws of Cyprus (“SRITP”) for the cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology. The Exclusive License Agreement granted to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America. The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system. This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity. A more detailed description of the acquisition is included in the Company’s two Current Reports on Form 8-K: (a) dated November 22, 2017 and filed with the SEC on November 29, 2017; and (b) dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018; both of which are incorporated herein by this reference.

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

The Company paid the total amount of two (2) payments totaling 354,600 Euros or $425,510 plus an additional payment of 30,000 Euros or $35,947 for the one-time License fee above. The Company received the Tornado M machine in the second fiscal quarter of the fiscal year ended March 31, 2019.

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

From May, 2019, it took about a year to get the unit working properly.  The only original piece of the unit after this development was the vortex mill (the “mill”).  All other components of the unit were replaced.  Thus, as of April 30, 2020, due to the replacement parts and indicators that other potential parts were non-operational for the intended purposes the Company recorded an impairment of $389,000.In May 2020, several tons of material consisting of minerals from both Hungary and Nevada together with zeolite from Preston, Idaho were successfully processed through the unit.  Unfortunately, it was determined that the resonant frequency rings in the mill and the mill housing itself was not made of Boron Carbide as contracted with MTM - but mild steel and the mill wore out after about 7 tons being processed.  The team immediately went to work to get a new mill produced .

Transfer Of All Company Assets and Cessation of Operations

As explained above, the Company continued to operate the TORtec business until March 2021. On March 22, 2021 pursuant to shareholder approval at our Annual Shareholders Meeting of March 20, 2021, the Company entered into a debt conversion agreement with Capital Vario CR S.A. (“Capital Vario”) to transfer 100% of TORtec Group and all other assets of the Company to Capital Vario in complete and final settlement of the Company’s debts owed to Capital Vario. The Company presently has no assets or operations and is conducting a search for an attractive business opportunity and acquisition.

Business

As described above, the Company has no assets or active business operations at this time. The officers and members of the Board of Directors are in search of an appropriate new business opportunity.

Principal Products or Services and their Markets

The Company has no present contracts to provide any products or services.

Distribution Methods of the Products or Services

We have no active operations. We do not advertise our services in any publications.

Status of any Publicly Announced New Product or Service

We have not announced any new product of service.

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

We have no active business operations at this time.

Estimate of the Amount Spent during each of the last two Fiscal Years (or since Inception if shorter)

Until January 2019, we had not spent any funds on research and development since TORtec Group’s inception. During the last two fiscal years ended March 31, 2021, we have spent approximately $47,000 and $302,000, respectively.

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

Patents, Trademarks, Licenses, Franchises, Concessions,

Royalty Agreements or Labor Contracts, including Duration

We do not hold any patents; however, we have proprietary technology applications related to our hydrocarbon-indicating methods and technology (the “HI Technology”), which was developed and licensed by Mr. Lachmar to our predecessor parent, Geo Point Utah, and assigned to us on our formation on June 13, 2012.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2021, and 2020.

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

Research and Development Costs during the Last Two Fiscal Years

During our fiscal years ended March 31, 2021 and 2020, we incurred cost related to the improvement of our Tornado M.

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

ITEM 2:  PROPERTIES

We have no properties at this time.  Our CEO, Stephen H. Smoot, maintains an office in his home in Ammon, Idaho.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2021, and 2020  These bid prices were obtained from OTC Markets.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2021
April 1 through June 30, 2020	.60	.60
July 1 through September 30, 2020	.60	.60
October 1 through December 31, 2020	.60	.60
January 1 through March 31, 2021	.60	.60
March 31, 2020
April 1 through June 30, 2019	.60	.60
July 1 through September 30, 2019	.60	.60
October 1 through December 31, 2019	.60	.60
January 1 through March 31, 2020	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

☐☐☐ Current public information,

☐☐☐ Volume limitations,

☐☐☐ Manner of sale requirements for equity securities, and

☐☐☐☐☐ Filing of Form 144.

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

☐☐☐ Current public information,

☐☐☐ Volume limitations,

☐☐☐ Manner of sale requirements for equity securities, and

☐☐☐☐ Filing of Form 144.

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

Recent Sales of Unregistered Securities

There were no sales during the year ended March 31, 2021.

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

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2021, or 2020, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2021, or 2020.

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

Plan of Operation

We discontinued our business operations comprising the TOR-technology in March 2021, when the Company’s subsidiary which held substantially was transferred to Capital Vario pursuant to shareholder approval, in complete satisfaction of all indebtedness of the Company, and have no current business activities plan of operation.

We now intend to focus our efforts on finding a new business opportunity for the benefit of our shareholders.

Results of Operations

Year Ended March 31, 2021, Compared to Year Ended March 31, 2020

General and administrative expenses during the fiscal year ended March 31, 2021, were $74,841, compared to $70,109 during the fiscal year ended March 31, 2020, an increase of $4,732.  The increase in general and administrative expenses was related to an overall increase professional fees related to filing requirements in connection with the ongoing financial reporting obligations as well additional profession fees incurred related to the sale of our subsidiaries and assets.

During the fiscal year ended March 31, 2021, we sold the operations related to our TOR-technology resulting in a loss on the sale. As a result we reclassed these operations to discontinued operations. During the years ended March 31, 2021 and 2020, we had a loss of $291,820 and $724,911 from discontinued operations due to the loss on the sale of the subsidiaries, significant research and development expenditures related to the development the Tornado M, increased general and administrative expenses related to the expanded operations which included the leasing of a facility, etc.

In the fiscal year ended March 31, 2021 we experienced a net loss of $366.661, or approximately $0.00 per share, compared to a net loss of $795,020, or approximately $0.01 per share, in the fiscal year ended March 31, 2020. The decrease in net loss in the current period is largely due to the expense associated with the fair value of shares issued in connection with research and development services performed in connection with developing the TORtec Group assets as well as the impairment of property and equipment related to the Company’s Tornado M during fiscal 2020.

Liquidity and Capital Resources

Current assets at March 31, 2021, included $10,875 in cash, a decrease of $155,168 from total current assets of $166,043 at March 31, 2020 which included cash of $1,043 and subscriptions receivable of $165,000.

At March 31, 2021, we had a negative working capital of $8,625, as compared to negative working capital of $127,340, at March 31, 2020.

Capital Resources

During the fiscal year ended March 31, 2021, operating activities used cash of $201,730, as compared to $221,490 in net cash used for the fiscal year ended March 31, 2020.

During the fiscal year ended March 31, 2020, investing activities used cash of $114,748, as compared to $105,644 cash used in investing activities during the fiscal year ended March 31, 2020.  In 2021 and 2020, the majority of the amount used related to additional capital assets purchased for the development of our Tornado M.

During the fiscal year ended March 31, 2021, financing activities provided cash of $326,310, as compared to $323,700 in cash provided for the fiscal year ended March 31, 2020.  In fiscal year 2020, we received proceeds of $260,000 and a subscription receivable of $165,000 in connection with sales of our common stock and the common stock of our subsidiary which was collected in fiscal 2021. In addition, we received short-term advances from related parties of $181,310 and $63,700 related to fiscal 2021 and 2020, respectively. The proceeds were used to future the development of our Tornado M and to fund operations.

We intend to fund future operations for the next 12 months through cash flows generated from operations, current cash on hand and the proceeds from advances from a related entity.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing. These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  These factors raise substantial doubts about the Company’s ability to continue as a going concern We believe our plans will enable us to continue our current operations for a period in excess of one year from the date of our most recent balance sheet.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2021, and 2020.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORTEC GROUP CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

TORTEC GROUP CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of TORtec Group Corporation

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of TORtec Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TORtec Group Corporation (the “Company”) as of March 31, 2021 and 2020, the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

September 27, 2021

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2021	2020

ASSETS
Current Assets
Cash	$10,875	$1,043
Subscriptions receivable	-	165,000
Notes receivable, net of allowance of $155,000 at March 31, 2020.	-	-
Total Current Assets	10,875	166,043
Discountinued operations	-	329,397
Total Assets	$10,875	$495,440

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$19,500	$2,306
Discontinued operations	-	291,077
Total Current Liabilities	19,500	293,383

Commitments and contingencies (Note 5)

Shareholders' Equity (Deficit)
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized; 100,074,854, shares issued and outstanding at March 31, 2021 and 2020	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Non-controlling interest	-	(155,979)
Accumulated deficit	(6,990,216)	(6,623,555)
Total Shareholders' Equity (Deficit)	(8,625)	202,057
Total Liabilities and Shareholders' Equity (Deficit)	$10,875	$495,440

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2021	2020

Sales	$-	$-

Operating Expenses
General and administrative	74,841	70,109

Total Operating Expenses	74,841	70,109

Loss before loss from discontinued operations	(74,841)	(70,109)

Discontinued operations	(291,820)	(724,911)

Net loss	$(366,661)	$(795,020)

Non-controlling loss	(118,245)	-

Net loss attributable to TORtec Group Corporation	$(484,906)	$(795,020)

Basic and Diluted Loss per Share - Continuing Operations	$(0.00)	$(0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$(0.00)	$(0.01)
Basic and Diluted Loss per Share - Net Loss	$(0.00)	$(0.01)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,000,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit
	Shares	Amount				Total

Balance at March 31, 2019	100,000,000	$100,000	$5,977,077	$-	$(5,828,535)	$248,542

Sale of subsidiary common stock	-	-	315,000	-	-	315,000
Sale of subsidiary common stock - related party	-	-	110,000	-	-	110,000
Exchange of accounts payable with ownership in subsidiary	-	-	7,500	-	-	7,500
Exchange of related party advances with ownership in subsidiary	-	-	100,000	-	-	100,000
Sale of Company common stock in connection with subsidiary transaction	74,854	75	(75)	-	-	-
Fair value of subsidiary shares issued for services	-	-	216,035	-	-	216,035
Non-contolling interest on sale of subsidiary shares	-	-	155,979	(155,979)	-	-
Net loss	-	-	-	-	(795,020)	(795,020)

Balance at March 31, 2020	100,074,854	100,075	6,881,516	(155,979)	(6,623,555)	202,057

Disposal of business	-	-	-	274,224	-	274,224
Net loss	-	-	-	(118,245)	(366,661)	(484,906)

Balance at March 31, 2021	100,074,854	$100,075	$6,881,516	$-	$(6,990,216)	$(8,625)

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss including non-controlling interest	$(366,661)	$(795,020)
Fair value of subsidiary shares issued for services	-	216,035
Impairment of property and equipment	45,000	389,000
Loss on disposal of business, net of non-controlling interest	105,124	-
Changes in assets and liabilities:
Prepaid expenses and other current assets	-	1,300
Accounts payable and accrued liabilities	14,807	(32,805)
Net Cash Used in Operating Activities	(201,730)	(221,490)

Cash Flows from Investing Activities:
Purchase of a license	-	(35,051)
Other assets	-	(3,000)
Purchase of property and equipment	(114,748)	(67,593)
Net Cash Used in Investing Activities	(114,748)	(105,644)

Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	181,310	63,700
Repayments of short term advances - related parties	(20,000)	-
Proceeds from issuance of subsidiary common stock	-	150,000
Proceeds from issuance of subsidiary common stock - related parties	-	110,000
Collection of subscriptions receivable	165,000	-
Cash Flows Provided by Financing Activities:	326,310	323,700

Net Change in Cash	9,832	(3,434)
Cash at Beginning of Year	1,043	4,477
Cash at End of Year	$10,875	$1,043

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Exchange of short term advances - related party for assets	$450,000	$-
Exchange of related party advances with ownership in subsidiary	$-	$100,000
Exchange of accounts payable with ownership in subsidiary	$-	$7,500
Subscription receivable for sale of subsidiary common stock	$-	$165,000
Non-controlling interest recorded upon issuance of subsidiary common stock	$-	$(155,979)

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 and 2020

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

Transfer of Subsidiaries and Assets to Capital Vario

In March 2021, in satisfaction of amounts due to Capital Vario, the Company transferred the ownership of TORtec Group, Inc and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp, which held substantially all of the Company’s assets, including the Tornado M and related licenses, building lease to Capital Vario. The completion of the transaction required shareholder approval for which voting commenced in February 2021 and was completed at the Company’s stockholders meeting in March 2021. As of the date of these financial statements, the Company does not have any potential operations which could result in future cash flows. See discontinued operations and Note 4 for additional information regarding disposal of subsidiaries.

Discontinued Operations

In March 2021, due to the transfer of subsidiaries and assets discussed above to Capital Vario in satisfaction of amounts due to them, the Company has ceased operations relate to the Tortec Tornado unit. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements as of March 31, 2021 and 2020 and for the years then ended.

	March 31,	March 31,
	2021	2020

ASSETS
Construction in progress	$-	$291,346
License	-	35,051
Deposit	-	3,000
Total Assets - Discontinued Operations	$-	$329,397

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$-	$2,387
Short term advances - related parties	-	288,690
Total Current Liabilities - Discontinued Operations	$-	$291,077

	For the Years Ended March 31,
	2021	2020

Operating Expenses
Research and development	$47,146	$302,328
General and administrative	92,064	33,583
Impairment of property and equipment	45,000	389,000
Loss on disposal of subsidiary	225,855	-
Total Operating Expenses	410,065	724,911
Non-controlling interest	(118,245)	-
Operating Loss - Discontinued Operations	$(291,820)	$(724,911)

Discontinued operations related to the cash flows from investing activities primarily related to purchases of equipment, license and other assets of $114,748 and $105,644 and equipment and cash flows from financing activities are borrowings from Capital Vario and other related parties of $161,310 and $63,700 during the years ended March 31, 2021 and 2020, respectively. Operating activities were insignificant and consistent of minor amounts of accounts payable.

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

Risks and Uncertainties

The Company has a limited operating history and has not generated revenues from our planned principal operations. See Note 1 for discussion related to the transfer of the Company’s subsidiaries which held substantially all of the Company’s assets. The Company is currently exploring other operating and revenue generating opportunities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp through the date of their sale in March 2021. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+ does not have any operations. TORtec Nanosynthesis Corp. (“Nanosynthesis”) commenced operations during the October 2019 which consisted primarily of research and development expenditures. See Note1 for discussion of sale of subsidiaries and Note 6, for discussion regarding non-controlling interest.

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

As of March 31, 2021 and 2020, the Company did not have Level 1, 2, or 3 financial assets or liabilities. Financial instruments consisted of cash, subscription receivable, and payables. The fair value of financial instruments approximated their carrying values as of March 31, 2021 and 2020, due to the short-term nature of these items.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents. At March 31, 2021 and 2020, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable. If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. During the years ended March 31, 2021 and 2020, the Company determined that certain costs capitalized in connection with the Tornado M were impaired, see Notes 1 and 3 for additional information.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. As of March 31, 2021 and 2020, the Company did not have any dilutive securities.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As the Company is an emerging growth company, the Company expects to adopt this standard during its fiscal year ended March 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on its financial statements and related disclosures due to no qualifying leases being present.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party, of which as of March 31, 2021 and 2020 a balance of $55,000 remains of which is fully reserved. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower. At March 31, 2021, the receivable was written off.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party. The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan was intended to be a short term bridge loan used for working capital for the third party. As of March 31, 2021, and 2020, this receivable is 100% reserved. At March 31, 2021, the receivable was written off.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. As of March 31, 2020, all property and equipment was classified within discontinued operations, see Note 1. As of March 31,2021, the Company does not have any property and equipment.

During the years ended March 31, 2021 and 2020, based upon management’s determination that certain parts needed replacement an impairment loss of $45,000 and $389,000, respectively, was recognized.

See Notes 1 and 4 for discussion regarding the transfer of this asset to Capital Vario.

License

On April 12, 2019, the Company, through TORtec Titan+, entered into a perpetual license for the use of certain technologies with an entity controlled by the Franc Smidt when he served as Chairman of the Board of Directors. Under the terms of the agreement, the Company paid $35,051 for the rights and will provide future royalties of 10% of the subsidiaries' net income. The Company expected to use the technology in connection with its Tornado M.

See Notes 1 and 4 for discussion regarding the transfer of this asset to Capital Vario.

NOTE 4 – SHORT TERM ADVANCES AND DISPOSAL OF SUBSIDIARIES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand. During the years ended March 31, 2021 and 2020, Capital Vario advanced the Company an additional $162,880 and $63,700, respectively, for operations. At March 31, 2020, Capital Vario agreed to convert $100,000 of the advances into 100,000 shares of the Company’s subsidiary, Nanosynthesis. The per share rate used in the conversion was the same price to which third party investors were purchasing shares. As of March 31, 2020, amounts due to Capital Vario were $288,690.

As discussed in Note 1, in March 2021, the Company’s subsidiaries which held various assets were transferred to Capital Vario in satisfaction of $451,570 owed to them. The Company recorded a loss of $225,855 which represented the difference between the Company’s investment in the subsidiaries and net asset transferred to Capital Vario and the amounts owed to them.

In August 2020, a director advanced the Company $20,000 to be used for operations for which was repaid in November 2020. The advance did not incur interest and was due on demand.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal

The Company does not have any pending or threatened litigation.

Lease

The Company had an operating lease for which requires minimum monthly payments of $2,500 plus utilities expiring on October 31, 2021. Rent expense for the years ended March 31, 2021 and 2020 was $64,539 and $29,032, respectively, and included within discontinued operations.

See Notes 1 and 4 for discussion regarding the transfer of this lease to Capital Vario.

NOTE 6 – SHAREHOLDERS’ EQUITY

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

Non-controlling interest disclosed within the consolidated statement of operations represents the ownership 49.9% share of net losses of TORtec Nanosynthesis Corp. incurred prior to the disposal during the years ended March 31, 2021 and 2020.

In connection with the Nanosynthesis common stock transactions above, the participates were to also receive shares of the Company’s common stock. As of March 31, 2020, the Company issued 74,854 shares of common stock. The Company determined that none of the consideration, other than par value, will be allocated to the Company’s shares of common stock This determination was based upon a variety of factors including, the limited amount of shares being issued in comparison to the total issued and outstanding common stock of the Company, no market for the Company’s common stock, the investor receiving a significant ownership percentage in Nanosynthesis for which future operations are expected, etc.

Other

See Note 1 for disclosure of additional shares and Note 4 for an additional equity transaction.

NOTE 7 – INCOME TAXES

For the years ended March 31, 2021 and 2020, the Company incurred net losses, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $787,000 and $1,319,000 at March 31, 2021 and 2020, respectively. Approximately $515,000 in net operating losses begin to expire beginning in the year 2034, the remaining do not expire. The primary difference between the Company’s statutory and effective tax rate relates to non-deductible stock based compensation charges and a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2021 and 2020 consisted of tax effected net operating losses of $234,893 and $393,841, respectively. During the years ended March 31, 2021 and 2020, the valuation allowance increased (decreased) by ($158,948) and $174,767, respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2015 through 2020 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the State Franchise Tax Board for the years ended 2016 through 2020 and currently does not have any ongoing tax examinations.

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 1 for sale of subsidiaries, Note 3 for purchase of equipment and a license, Note 4 for short-term advances and Note 6 for issuances of common stock, for related party transactions.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2021, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2021, our internal controls over financial reporting were not effective.

During the year ended March 31, 2021, the CEO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2021. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness, which was first identified at March 31, 2019, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Franc Smidt	Former Director	December 4, 2017	October 18, 2020

Stephen H. Smoot	President, CEO and Director	December 4, 2017	*

Alex Schmidt	Former Vice President and Director	December 4, 2017	March 20, 2021

Irina Kochetkova	Vice President, Treasurer and Director	December 4, 2017	*

Jeffrey R. Brimhall	Director	December 4, 2017	*

Asael T. Sorensen, Jr.	Vice President, Secretary and Director	June 6, 2020	*
Mayrbek Artsuev	Former Director	May 23, 2019	May 22, 2020
Merdan Atayev	Former Vice President	May 23, 2019	November 5, 2020

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

Background and Business Experience

Director, President & CEO

Stephen H. Smoot, age 68, has served as a director and as the President and CEO of the Company since December 4, 2017. Smoot has been self-employed since 1983 as a consultant in the area of foreign technology development and transfer.  From 1994 till 1999, Smoot funded and directed research in boundary-air laminar-flow technology resulting in U.S. patents and successful commercial applications.   Smoot assisted in forming, and was president of, Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services Inc. from inception until February 2002.  Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004 and for several years directed and funded research in high-frequency eddy-current particle separation technology.  From 2005 to 2009, Smoot served as director of BMB Munai, Inc. an oil and gas company in Kazakhstan. All companies cited above have been SEC reporting issuers.  Smoot is not a director or nominee of any other SEC reporting issuer.

Director, Vice President and Treasurer

Irina Kochetkova, age 68, has served as a director and as Secretary and Treasurer of the Company since December 4, 2017.  Dr. Kochetkova received a B.S. Degree at Moscow Oil & Gas Institute “Academy Gupkin” in 1974 and received a PhD in organic chemistry in 1988.  From 1988 to 1991 she was managing researcher in Moscow Research Institute of Organic Synthesis; from 1991 to present she has been an owner and general director of  Scientific Technical Production Center “EON”, a Russian private limited company;  from 1993 to 2010 she was a shareholder and member of the Board of Directors of  Specinvestbank; for the past twenty-five years acted as a consultant to several foreign companies using Russian know-how and equipment installations in the petro-chemical industries.  The results of this consulting work concluded with installations in Kazakhstan, Russia and Uzbekistan refineries.  Over the same period of time, Kochetkova was also involved in trading petro-chemical products internationally.

Director

Jeffrey R. Brimhall, age 39, served as the Secretary of the Company from June 13, 2012 until December 4, 2017. On December 4, 2017, he resigned as Secretary and was appointed to the Board of Directors of the Company. Mr. Brimhall is currently employed as Controller of Raisa Energy LLC, a private energy company that invests in domestic oil and natural gas mineral and non-operated working interest. Brimhall was employed as Controller of Inflection Energy LLC from January 2015 until June 2016. Brimhall served as the Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado from January 2010 to December 2015. During that time, he prepared and managed Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. From June 2007 to December 2009, Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. From August 2005 to June 2007, Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. During the past five years, Mr. Brimhall also served as a director for Caspian Services, Inc. and RTS Oil Holdings, Inc., which are no longer SEC registrants, but were at the time Mr. Brimhall served as director. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008.

Director, Vice President and Secretary

Asael (“Ace”) T. Sorensen Jr., age 66, is a licensed attorney who holds degrees in economics, law and business administration (BA, JD/MBA) from Brigham Young University. He has over 30 years of entrepreneurial and business management experience. He has negotiated and managed multimillion dollar national and international supply and service contracts for clients. He has also lectured throughout the country on the subject of contract law for the American Management Association. In 1995, Mr. Sorensen joined Covol Technologies Inc. (now known as Headwaters, Inc.), an environmental remediation and alternative fuel company. In his role as Vice President, General Counsel and Secretary, he helped manage the negotiation of construction and operating contracts for the production of alternative fuels for use in electrical power plants. He assisted with taking Covol Technologies Inc. public on the NASDAQ national market system. He also served as Covol Technologies Inc.’s chief lobbyist to the U.S. House and Senate in Washington DC securing broad bipartisan support for alternative fuels legislation. From 1999 to the present, Ace has had his own financial consulting firm in Salt Lake City, Utah, helping companies secure funding and comply with SEC and FINRA requirements for public listing on NASDAQ.

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

Section 16(a) Beneficial Ownership Compliance

Our shares of common stock are registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon our review during the fiscal year ended March 31, 2021, there was one ownership report filed late. Merdan Atayev was elected as a Vice President of the Company on May 23, 2019. He filed his initial stock ownership report on Form 3 on July 12, 2019 more than 10 days after he became an officer.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2021, and 2020, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
Stephen H. Smoot, CEO since 12/2017	3/31/21 3/31/20	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Irina Kochetkova, CFO since 12/2017	3/31/21 3/31/20	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alex Schmidt, Vice President since 12/2017	3/31/21 3/31/20	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Merdan Atayev, Vice President since 5/2019	3/31/21 3/31/20	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2021, and 2020.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt Papur 25, b. 33 Bistritsa/Malinova dolina 1756, Sofia, Bulgaria	18,000,000 shares	18.0%
Common Stock	TOR Biologos GmbH (1) Rothausstrasse 61 4132 Muttenz, Switzerland	13,500,000 shares	13.5%
Common Stock	Mikhail Lvov Russian Federation, Moscow 125057, Leningradskiyprospekt 75, Bld. 1B, Fl. 452	9,900,000 shares	9.9%
Common Stock	Platino Aventuras Internacionales S.A. Aves. 2 & 6, Calle 17, N. 233 San Jose, Costa Rica	7,042,500 shares	7.04%
Common Stock	Sorensen Family Trust dated 12/3/1994 (1) 708 Cherapple Circle Orem, Utah 84097	7,042,500 shares	7.04%
Common Stock	Mayrbek Artsuev (2) Russian Federation, Moscow, 121609 Osenniy Boulevard 5, Building 3, Ap. 882	13,500,000 shares	13.5%
Common Stock	Irina Kochetkova (3) Nikolaeva Str. 4, Fl. 13 Russian Federation, Moscow 123100	10,333,334 shares	10.33
Common Stock	Alex Schmidt (2) Flat 108 Leonidou 10 Livadia (Larnaca) G4 7060	13,500,000 shares	13.5%

Note 1:	Asael T. Sorenson, Jr., a Trustee of the Sorensen Family Trust dated 12/3/1994, also directly owns 37,500 shares of the Company’s common stock.

Note 2:	Mayrbek Artsuev directly owns 6,750,000 shares and he also indirectly owns 6,750,000 shares of the 13,500,000 shares held of record by TOR Biologos GmbH. Mr. Artsuev disclaims ownership of the remaining shares held by TOR Biologos GmbH. Alex Schmidt directly owns 6,750,000 shares and he also indirectly owns 6,750,000 shares of the 13,500,000 shares held of record by TOR Biologos GmbH. Mr. Schmidt disclaims ownership of the remaining shares held by TOR Biologos GmbH.

Note 3:	Irina Kochetkova directly owns 9,900,000 shares and she also indirectly owns 333,334 shares held of record by Petroleum Group Services Limited, a Trust.

Security Ownership of Management

The following table sets forth the shareholdings of our directors and executive officers as of the date of this Annual Report:

Ownership of Officers and Directors

Title Of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Stephen H. Smoot	0	0%
Common Stock	Irina Kochetkova	10,333,334(2)	10.33%
Common Stock	Jeffrey R. Brimhall	0	0%
Common Stock	Asael T. Sorenson, Jr.	7,085,000(3)	7.09
Common Stock	All officers and directors as a group	17,418,334	17.42%

Note 1:	Irina Kochetkova directly owns 9,900,000 shares. She indirectly holds 333,334 shares through Petroleum Group Services Limited, a Trust.

Note 3:	Asael T. Sorenson, Jr. owns 37,500 shares directly and 7,047,500 shares indirectly through the Sorensen Family Trust dated 12/3/1994, of which he serves as a Trustee, and is a beneficiary. Mr. Sorenson did not become a director of the Company until June 6, 2020.

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

From time to time, Capital Vario, a shareholder of the Company, advanced monies for operations. The advances did not incur interest and were due on demand.  During the year ended March 31, 2020, Capital Vario advanced the Company an additional $63,700 for operations. At March 31, 2020, Capital Vario agreed to convert $100,000 of the advances into 100,000 shares of the Company’s subsidiary, Nanosynthesis. The per share rate used in the conversion was the same price to which third party investors were purchasing shares. As of March 31, 2020 and 2019, amounts due to Capital Vario were $288,690 and $324,990, respectively. The advances were reflected as "short term advances - related parties" on the consolidated balance sheets attached to the Company’s 10K for the fiscal year ending 3/31/2020.  As of March 22, 2021, amounts due to Capital Vario were $451,570. On March 22, 2021, pursuant to shareholder approval, the Company transferred the Company subsidiaries which held substantially all the Company’s assets to Capital Vario in complete satisfaction of all indebtedness. Mr. Stephen H. Smoot was an officer and former consultant to Capital Vario, but he resigned those positions in August 2017.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2021, and 2020:

Fee Category	2021	2020
Audit Fees	$29,700	$29,700
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$29,700	$29,700

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2021, and 2020, contained in Part II, Item 8, which are incorporated herein by this reference.

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
3.3*

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

10.1*

License Agreement No. W-1/18 by and between TORtec Forschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

10.2*

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

10.3*

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.4*

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtec Forschungsinstitut GmbH (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.5*

A General Agreement for Execution of Works and Services No. US19 dated February 19, 2019 between Vortex Technologies GmbH and TORtec Group Corporation (incorporated by reference from the Company's 10K Annual Report for the year ended March 31, 2020 filed with the Commission on July 13, 2020)

14*	Code of Ethics (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2013 filed with the Commission on July 16, 2013)

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen H. Smoot, President, CEO and Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Irina Kochetkova, Secretary, Treasurer, CFO, and Director.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Stephen H. Smoot, President, CEO and Director.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Irina Kochetkova, Secretary, Treasurer, CFO and Director

* - Previously filed

Exhibit Number	Description
101.INS	Inline XBRL Instance Document
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

8-K Current Report dated November 22, 2017, and filed with the SEC on November 29, 2017

2.1 Share Exchange Agreement by and among Geo Point Resources, Inc., TORtec Group, and the Shareholders of TORtec Group dated November 22, 2017

Part I, Item 1

8-K Current Report December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018	Part I, Item 1

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

TORTEC GROUP CORPORATION

Date:	September 27, 2021	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	September 27, 2021	By:	/s/ Irina Kochetkova
Irina Kochetkova, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TORTEC GROUP CORPORATION

Date:	September 27, 2021	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	September 27, 2021	By:	/s/ Irina Kochetkova
Irina Kochetkova, Vice President, Treasurer and Director

Date:	September 27, 2021	By:	/s/ Jeffrey R. Brimhall
Jeffrey R. Brimhall, Director

Date:	September 27, 2021	By:	/s/ Asael T. Sorensen, Jr.
Asael T. Sorensen, Jr., Vice President, Secretary and Director