Form 10-Q
period 2021-06-30
TORtec Group Corp
filed 2021-09-27
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 on September 15, 2021, was 100,074,854.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying condensed balance sheets of TORtec Group Corporation at June 30, 2021 and March 31, 2021, and the related condensed statements of operations and stockholders' deficit for the three months ended June 30, 2021 and 2020 and the related condensed statements of cash flows for the three months ended June 30, 2021 and 2020 have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2021, are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2022.

TORTEC GROUP CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2021	2021

ASSETS
Current Assets
Cash	$6,912	$10,875
Total Current Assets	6,912	10,875

Total Assets	$6,912	$10,875

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,650	$19,500
Total Current Liabilities and Total Liabilities	20,650	19,500

Commitments and contingencies (Note 3)

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized; 100,074,854, shares issued and outstanding at June 30, 2021 and March 31, 2021	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Non-controlling interest	-	-
Accumulated deficit	(6,995,329)	(6,990,216)
Total Shareholders' Deficit	(13,738)	(8,625)
Total Liabilities and Shareholders' Deficit	$6,912	$10,875

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2021	2020
		(consolidated)
Sales	$-	$-

Operating Expenses
General and administrative	5,113	17,617
Total Operating Expenses	5,113	17,617
Loss before loss from discontinued operations	(5,113)	(17,617)
Discontinued operations	-	(45,515)
Net loss	$(5,113)	$(63,132)
Non-controlling loss	-	20,827
Net loss attributable to TORtec Group Corporation	$(5,113)	$(42,305)

Basic and Diluted Loss per Share - Continuing Operations	$(0.00)	$(0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$(0.00)	$(0.00)
Basic and Diluted Loss per Share - Net Loss	$(0.00)	$(0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,074,854

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2021 and 2020

(unaudited)

	Common Stock		Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit
	Shares	Amount				Total
Periods ended June 30, 2020 -
Balance at March 31, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(155,979)	$(6,623,555)	$202,057

Net loss	-	-	-	(20,827)	(42,305)	(63,132)

Balance at June 30, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(176,806)	$(6,665,860)	$138,925

Periods ended June 30, 2021 -
Balance at March 31, 2021	100,074,854	$100,075	$6,881,516	$-	$(6,990,216)	$(8,625)

Net loss	-	-	-	-	(5,113)	(5,113)

Balance at June 30, 2021	100,074,854	$100,075	$6,881,516	$-	$(6,995,329)	$(13,738)

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,
	2021	2020
		(consolidated)
Cash Flows from Operating Activities:
Net loss	$(5,113)	$(63,132)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	1,149	2,679
Net Cash Used in Operating Activities	(3,964)	(60,453)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(76,297)
Net Cash Used in Investing Activities	-	(76,297)

Cash Flows from Financing Activities:
Collection of subscriptions receivable	-	165,000
Cash Flows Provided by Financing Activities:	-	165,000

Net Change in Cash	(3,964)	28,250
Cash at Beginning of Year	10,876	1,043
Cash at End of Year	$6,912	$29,293

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

Notes to the Condensed Financial Statements (Unaudited)

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

Transfer of Subsidiaries and Assets to Capital Vario

In March 2021, in satisfaction of amounts due to Capital Vario, the Company transferred the ownership of TORtec Group, Inc and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp, which held substantially all of the Company’s assets, including the Tornado M and related licenses, building lease to Capital Vario. The completion of the transaction required shareholder approval for which voting commenced in February 2021 and was completed at the Company’s stockholders meeting in March 2021. As of the date of these financial statements, the Company does not have any potential operations which could result in future cash flows. See discontinued operations below.

Discontinued Operations

In March 2021, due to the transfer of subsidiaries and assets discussed above to Capital Vario in satisfaction of amounts due to them, the Company has ceased operations relate to the Tortec Tornado unit. The Company has reflected these operations as discontinued operations in the accompanying financial statements. The following is a summary of discontinued operations included within the financial statements as of and for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30,
	2021	2020

Operating Expenses
Research and development	$-	$26,359
General and administrative	-	19,156
Total Operating Expenses	-	45,515
Operating Loss - Discontinued Operations	$-	$(45,515)

There are no discontinued assets or liabilities as of June 30, 2021 and March 31, 2021 and there was no impact on the cash statement for the three months ended June 30, 2021. Discontinued operations related to the cash flow statements primarily related to purchases of equipment, license and other assets of $76,297 during the three months ended June 30, 2020. Operating activities during three months ended June 30, 2020, were insignificant and consistent of minor amounts of accounts payable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the condensed financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters, if needed, include raising additional debt or equity financing. The terms of which might not be acceptable to the Company. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2021. The results of operations for the three months ended June 30, 2021 are not indicative of the results that may be expected for the full year.

The financial statements for the three months ended June 30, 2020 are consolidated with the Company’s former subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and the accompanying notes to condensed financial statements. Actual results could differ from those estimates. Significant estimates made by management include allowance for doubtful accounts, the useful life of property and equipment and impairment of long-lived assets.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company does not have any pending or threatened litigation.

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand. There were no advances during the three months ended June 30, 2021 and 2020.

See Note 5 for collection of a subscription receivable from a related party.

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

Subscriptions Receivable

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The subscriptions receivable resulted from the sale of the Company’s common stock as well as an interest in a former subsidiary of the Company. The proceeds from the subscriptions were received on April 2, 2020.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after June 30, 2021, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed financial statements other than those disclosed above.

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

Acquisition and Disposal of TORtec Group

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

On November 22, 2017, the Company acquired TORtec Group as part of a plan to license and operate a nano milling technology to provide nano milled products and services to industry (“TOR-technology”). After expending our best efforts to since that acquisition to develop a profitable business, our Board of Directors concluded it was in our best interests to pursue another direction. Accordingly, on March 20, 2021 at our Annual Shareholders Meeting, the shareholders approved the sale of TORtec Group and all other assets of the Company to Capital Vario CR S.A. (“Capital Vario”) in complete and final settlement of the Company’s debts owed to Capital Vario. The Company presently has limited assets and is conducting a search for an attractive business opportunity and acquisition.

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

General and administrative expenses during the three months ended June 30, 2021 were $5,113, compared to $17,617, during the three months ended June 30, 2020, a decrease of $12,504.  The decrease in general and administrative expenses during the three months ended June 30, 2021 as compared to the prior period, was directly related to the reduction of our operations due to the sale of our subsidiaries.

The decrease in discontinued operation expense of $45,515 during the three months ended June 30, 2020 as to the current period of zero is a direct result of the disposal of our subsidiaries.

Liquidity

Current assets at June 30, 201, included cash of $6,912. At March 31, 2021 current assets consisted of cash of $13,361.  At June 30, 2021, we had a negative working capital of $13,738, as compared a negative working capital of $8,625 at March 31, 2021.  The decrease in working capital is mostly due to additional monies needed to fund the Company’s operations.

Capital Resources

During the three months ended June 30, 2021, operating activities used cash of $3,964 compared to $60,453 net cash used in the three months ended June 30, 2020, a decrease of $56,489. The decrease related to reduction of our operations due to the sale of our subsidiaries.

During the three months ended June 30, 2020, investing activities consisted of $76,297 expended in connection with the Company obtaining equipment in connection with the Tornado M.

During the three months ended June 30, 2020, we received cash from financing activities of $165,000, which related to the collection of a subscription receivable and short-term advances from related parties. The proceeds were used to fund operations.

As reflected in the condensed financial statements, the Company has incurred significant current period losses, negative cash flows from operating activities, has negative working capital, and an accumulated deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  We intend to fund future operations for the next 12 months through cash on hand, through additional advances from related parties and if needed from the sale of debt or equity securities.  Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  We believe our plans will enable us to continue our current operations for in excess of one year from the issuance date of this Quarterly Report. However, those plans are dependent upon obtaining additional capital until cash flows from operations generated are sufficient to fund operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2021.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

SEC Ref. No.	Title of Document
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________

*Filed with this Quarterly Report.

**Furnished with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTEC GROUP CORPORATION

Date: September 27, 2021	By	:/s/ Stephen H. Smoot
Stephen H. Smoot
President and Chief Executive Officer

Date: September 27, 2021	By	:/s/ Irina Kochetkova
Irina Kochetkova
Chief Financial Officer and Principal Accounting Officer