Form 10-Q
period 2021-12-31
TORtec Group Corp
filed 2022-02-22
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 on February 22, 2022, was 100,074,854.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TORTEC GROUP CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	December 31,	March 31,
	2021	2021

ASSETS
Current Assets
Cash	$175	$10,875

Total Current Assets	175	10,875

Total Assets	$175	$10,875

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$25,650	$19,500
Short term advances - related parties	33,000	-
Total Current Liabilities and Total Liabilities	58,650	19,500

Commitments and contingencies (Note 3)

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized; 100,074,854, shares issued and outstanding at December 31, 2021 and March 31, 2021	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Accumulated deficit	(7,040,066)	(6,990,216)
Total Shareholders' Deficit	(58,475)	(8,625)
Total Liabilities and Shareholders' Deficit	$175	$10,875

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
		(consolidated)		(consolidated)
Sales	$-	$-	$-	$-

Operating Expenses
Research and development	-	-	-	-
General and administrative	9,406	12,000	49,850	61,282
Total Operating Expenses	9,406	12,000	49,850	61,282
Operating Loss	(9,406)	(12,000)	(49,850)	(61,282)
Gain on extinguishment of liabilities	-	-	-	-
Gain on disposition of assets	-	-	-	-
Impairment of assets	-	-	-	-
Loss before provision for income taxes and discontinued operations	(9,406)	(12,000)	(49,850)	(61,282)
Provision for income taxes	-	-	-	-

Loss before loss from discontinued operations	(9,406)	(12,000)	(49,850)	(61,282)
Discontinued operations	-	(67,060)	-	(161,281)
Net loss	$(9,406)	$(79,060)	$(49,850)	$(222,563)
Non-controlling loss	-	10,965	-	48,640
Net loss attributable to TORtec Group Corporation	$(9,406)	$(68,095)	$(49,850)	$(173,923)

Basic and Diluted Loss per Share - Continuing Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and Diluted Loss per Share - Net Loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,074,854	100,074,854	100,074,854

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Common Stock		Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit
	Shares	Amount				Total
Periods ended December 31, 2020 -
Balance at March 31, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(155,979)	$(6,623,555)	$202,057

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(20,827)	-	(20,827)
Net loss	-	-	-	-	(42,305)	(42,305)

Balance at June 30, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(176,806)	$(6,665,860)	$138,925

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(16,848)	-	(16,848)
Net loss	-	-	-	-	(63,523)	(63,523)

Balance at September 30, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(193,654)	$(6,729,383)	$58,554

Non-controlling interest- Tortec Nanosynthesis	-	-	-	(10,965)	-	(10,965)
Net loss	-	-	-	-	(68,095)	(68,095)

Balance at December 31, 2020 (consolidated)	100,074,854	$100,075	$6,881,516	$(204,619)	$(6,797,478)	$(20,506)

Periods ended December 31, 2021 -
Balance at March 31, 2021	100,074,854	$100,075	$6,881,516	$-	$(6,990,216)	$(8,625)

Net loss	-	-	-	-	(5,113)	(5,113)

Balance at June 30, 2021	100,074,854	$100,075	$6,881,516	$-	$(6,995,329)	$(13,738)

Net loss	-	-	-	-	(35,331)	(35,331)

Balance at September 30, 2021	100,074,854	$100,075	$6,881,516	$-	$(7,030,660)	$(49,069)

Net loss	-	-	-	-	(9,406)	(9,406)

Balance at December 31, 2021	100,074,854	$100,075	$6,881,516	$-	$(7,040,066)	$(58,475)

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	December 31,
	2021	2020
		(consolidated)
Cash Flows from Operating Activities:
Net loss	$(49,850)	$(222,563)
Adjustments to reconcile net loss to net cash
from operating activities:
Impairment of property and equipment	-	45,000
Changes in assets and liabilities:
Accounts payable and accrued liabilities	6,149	8,039
Net Cash Used in Operating Activities	(43,701)	(169,524)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(114,748)
Net Cash Used in Investing Activities	-	(114,748)

Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	33,000	145,040
Repayments of short term advances - related parties	-	20,000
Collection of subscrptions receivable	-	165,000
Cash Flows Provided by Financing Activities:	33,000	290,040

Net Change in Cash	(10,701)	5,768
Cash at Beginning of Year	10,876	1,043
Cash at End of Year	$175	$6,811

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Discontinued Operations

In March 2021, due to the transfer of subsidiaries and assets discussed above to Capital Vario in satisfaction of amounts due to them, the Company has ceased operations relate to the Tortec Tornado unit. The Company has reflected these operations as discontinued operations in the accompanying financial statements. The following is a summary of discontinued operations included within the financial statements as of and for the three and nine months ended December 31, 2021 and 2020.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Operating Expenses
Research and development	$-	$1,786	$-	$45,968
General and administrative	-	20,274	-	70,313
Impairment of property and equipment	-	45,000	-	45,000
Total Operating Expenses	-	67,060	-	161,281
Operating Loss - Discontinued Operations	$-	$(67,060)	$-	$(161,281)

There are no discontinued assets or liabilities as of December 31, 2021 and March 31, 2021 and there was no impact on the cash statement for the nine months ended December 31, 2021. Discontinued operations related to the cash flow statements primarily related to purchases of equipment, license and other assets of $114,748, borrowings under short term advances, net of repayments, of $125,040 and a $45,000 impairment of equipment during the nine months ended December 31, 2020. Operating activities during the nine months ended December 31, 2020, were insignificant and consistent of minor amounts of accounts payable.

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

Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2021. The results of operations for the three and nine months ended December 31, 2021 are not indicative of the results that may be expected for the full year.

The financial statements for the three and nine months ended December 31, 2020 are consolidated with the Company’s former subsidiaries.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand. During the nine months ended September 30, 2021 and 2020, Capital Vario advanced the Company $33,000 and $145,040, respectively.

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

Common Stock

As of December 31, 2021, the Company has 200,000,000 authorized common shares.

Subscriptions Receivable

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The subscriptions receivable resulted from the sale of the Company’s common stock as well as an interest in a former subsidiary of the Company. The proceeds from the subscriptions were received on April 2, 2020.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events after December 31, 2021, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed financial statements other than those disclosed above.

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

Results of Operations

Three Months Ended December 31, 2021 compared to the Three Months Ended December 31, 2020

General and administrative expenses during the three months ended December 31, 2021 were $9,406, compared to $12,000, during the three months ended December 31, 2020, a decrease of $2,594.  The decrease in general and administrative expenses was directly related to the decrease in professional fees due to decrease in operations during fiscal 2022.

The decrease in discontinued operation expense of $67,060 during the three months ended December 31, 2020 as to the current period of zero is a direct result of the disposal of our subsidiaries.

Nine Months Ended December 31, 2021 compared to the Nine Months Ended December 31, 2020

General and administrative expenses during the nine months ended December 31, 2021 were $49,580, compared to $61,282, during the nine months ended December 31, 2020, a decrease of $11,432.  The decrease in general and administrative expenses was directly related to the reduction of our operations due to the sale of our subsidiaries.

The decrease in discontinued operation expense of $161,281 during the three months ended December 31, 2020 as to the current period of zero is a direct result of the disposal of our subsidiaries.

Liquidity

Current assets at December 31, 2021, included cash of $175. At March 31, 2021 current assets consisted of cash of $10,875.  At December 31, 2021, we had a negative working capital of $58,475, as compared a negative working capital of $8,625 at March 31, 2021.  The decrease in working capital is mostly due to additional monies needed to fund the Company’s operations.

Capital Resources

During the nine months ended December 31, 2021, operating activities used cash of $43,701 compared to $169,524 net cash used in the nine months ended December 31, 2020, a decrease of $125,823. The decrease related to reduction of our operations due to the sale of our subsidiaries.

During the nine months ended December 31, 2020, investing activities consisted of $114,748 expended in connection with the Company obtaining equipment in connection with the Tornado M.

During the nine months ended December 31, 2021, we received cash from related parties of $33,000. During the nine months ended December 31, 2020, we received cash from financing activities of $290,040, which related to the collection of a subscription receivable and short-term advances from related parties. The proceeds were used to fund operations.

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

We had no off-balance sheet arrangements during the nine months ended December 31, 2021.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

TORTEC GROUP CORPORATION

Date: February 22, 2022	By:	/s/ Stephen H. Smoot
Stephen H. Smoot
President and Chief Executive Officer

Date: February 22, 2022	By:	/s/ Irina Kochetkova
Irina Kochetkova
Chief Financial Officer and Principal Accounting Officer