Form 10-K
period 2022-03-31
TORtec Group Corp
filed 2022-08-12
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 31, 2022

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

The aggregate market value of the voting and non-voting common stock of the Registrant was approximately $26,804,466 based on 44,666,666 shares being held by non-affiliates as of September 30, 2021, the end of the Registrant’s second fiscal quarter, at the closing bid price of $0.60.

Applicable only to Registrants Involved in Bankruptcy Proceedings during the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not Applicable.

Outstanding Shares

As of August 11, 2022, the Registrant had 100,074,854 shares of common stock outstanding.

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

On September 9, 2017, TORtec Group entered into General Agreement No. US-17 with Scientific Research Institute of Technological Progress, Limited, a limited company organized under the laws of Cyprus (“SRITP”) for the cooperation and joint activities on commercialization of TOR-technologies, introduction of new productions, products and services in the markets of North, Central and South America (the “Exclusive License Agreement”) with the parties that invented the TOR-technology. The Exclusive License Agreement granted to TORtec Group an exclusive license to utilize the technology for certain purposes throughout North, Central and South America. The ‘TOR-technology’ equipment is best described as a cascaded adiabatic resonance vortex mill utilizing compressed air as the energy in the system. This proprietary technology includes the ability to size and classify material processed by elemental composition and specific gravity.A more detailed description of the acquisition is included in the Company’s two Current Reports on Form 8-K: (a) dated November 22, 2017 and filed with the SEC on November 29, 2017; and (b) dated December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a

Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018; both of which are incorporated herein by this reference.

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

On February 19, 2019, TORtec Group entered into an agreement with TORtecForschungsinstitut GmbH, the successor-in-interest to SRITP. This license enlarged the original license with TORtec Forschungsinstitut GmbH and SRITP and granted exclusive worldwide rights to use the TOR-technology in the following applications:

Mining industry and mineral processing, including: methods of disintegration of mineral raw materials, methods and technologies of further enrichment of rocks, minerals and processing of technogenic accumulations under the code name "TOR-technology"; exploitation of specialized mineral processing "Tornado" utility models and the subsequent recipience of the products by the disintegration of mineral raw materials, mechanical activation, mechano chemical activation and mechano synthesis to receive a large range of finished products, blends, composites and solutions; commercialization of licensor's technological solutions and projects in the mining industry and in the processing of mineral raw materials and technogenic accumulations to with:

●	methods,techniques and technologies of disintegration of materials, minerals and rocks,mining;
●	industrial waste with subsequent enrichment and/or with the recipience of the product;
●	methods and technologies of mechanical activation,mechano chemical activation,and;
●	mechano synthesis of mineral raw materials,obtaining materials with new properties and new;
●	materials, composites, mixtures,solutions;
●	methods and technologies of deep processing and decontamination of contaminated materials, waste,and water reclamation;
●	methods and technologies of restoration of the fertility of the land, obtaining new classes of mineral and biomineral fertilizers and mixtures and mineral protection of soil and plants;
●	all or some know-how’s, trademarks,design development and technical knowledge.

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

●	Field of disintegration (micronization) of various non-mineral material
●	Production of non-mineral micro- and nano-structured micro powders of metal ceramics, carbides, metal oxides and their mixtures for powder, laser and plasma metallurgy
●	Related documentation, development and production of unique installations of resonant gas-dynamic grinding of different types of non-mineral materials, united under a common understanding "tornado"
●	The technologies for grinding non-mineral materials, including multi-component and various-phase materials, their functionalization and modification, their mechanical, mechano chemical activation and mechano synthesis
●	The production of dispersed new non-mineral materials and non-mineral materials with new properties.
●	All know-how’s, trademarks, design development and technical knowledge relating to the applications above

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

With the consent of the directors of TORtec, in May of 2019 we contacted two of the original shareholders of TORtec, Rock and Frances Rice, and others to invest more money in the Company which would form a joint venture to develop the proper equipment to get the unit in a working condition.  As a result, TORtec Nanosynthesis Corp (“Nano”) was formed for that purpose.  The agreement with investors called for a transfer of rights to the technology for specific mineral applications in North America to go to Nano.  This agreement has not yet been prepared and executed by the Company and Nano. The Company then raised additional funds for ongoing operations for legal, accounting and auditing in addition to funds needed to get the unit working for the Nano joint venture.

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

Transfer Of All Company Assets and Cessation of Operations

As explained above, the Company continued to operate the TORtec business until March 2021. On March 22, 2021 pursuant to shareholder approval at our Annual Shareholders Meeting of March 20, 2021, the Company entered into a debt conversion agreement with Capital Vario CR S.A. (“Capital Vario”) to transfer 100% of TORtec Group and all other assets of the Company to Capital Varioin complete and final settlement of the Company’s debts owed to Capital Vario. The Company presently has no assets or operations and is conducting a search for an attractive business opportunity and acquisition.

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

We have not announced any new product of service..

Competitive Business Conditions and Smaller Reporting

Company’s Competitive Position in the Industry and Methods of Competition

We have no active business operations at this time.

Estimate of the Amount Spent during each of the last two Fiscal Years (or since Inception if shorter)

Until January 2019, we had not spent any funds on research and development since TORtec Group’s inception. During the last two fiscal years ended March 31, 2022, we have spent approximately $0 and $47,000, respectively.

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

Principal Products or Services and their Markets

Our environmental remediation services generally included:

●	Construction and Emergency Response;
●	Demolition, Remediation and Restoration;
●	Subsurface Investigation;

●	Water and Wastewater Treatment;
●	Engineering and Environmental Consulting;
●	Environmental Permitting and Compliance; and
●	Litigation Support.

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

The HI Technology underlying the License Agreement, which is related to petroleum geology, has not been promoted to customers and requires substantial research and development of hydrocarbon-indicating methods and technology.  No funds were expended for research and development of the HI Technology during the fiscal years ended March 31, 2022, and 2021.

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

Risk assessment practices under these acts include the most current sound scientific methods for data evaluation, exposure assessment, toxicity assessment and risk characterization, documentation of all assumptions, methods, models and calculations used in the assessment including any health risk assessment.  These assessments generally include:

●	Evaluation of risks posed by acutely toxic hazardous substances based on levels at which no known or anticipated adverse effects on health will occur, with an adequate margin of safety.
●	Evaluation of risks posed by carcinogens or other hazardous substances that may cause chronic disease based on a level that does not pose any significant risk to health.

●	Consideration of possible synergistic effects resulting from exposure to, or interaction with, two or more hazardous substances.
●	Consideration of the effect of hazardous substances upon subgroups that comprise a meaningful portion of the general population, including, but not limited to, infants, children, pregnant women, the elderly, individuals with a history of serious illness, or other subpopulations, that are identifiable as being at greater risk of adverse health effects due to exposure to hazardous substances than the general population.
●	Consideration of exposure and body burden level that alter physiological function or structure in a manner that may significantly increase the risk of illness and of exposure to hazardous substances in all media, including, but not limited to, exposures in drinking water, food, ambient and indoor air, and soil.
●	If currently available scientific data is insufficient to determine the level of a hazardous substance at which no known or anticipated adverse effects on health will occur, with an adequate margin of safety, or the level that poses no significant risk to public health, the risk assessment prepared in conjunction with a response action taken or approved shall be based on the level that is protective of public health, with an adequate margin of safety. This level shall be based exclusively on public health considerations; shall, to the extent scientific data are available, take into account the factors set forth; and shall be based on the most current principles, practices and methods used by public health professionals who are experienced practitioners in the fields of epidemiology, risk assessment, fate and transport analysis, and toxicology.

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

Research and Development Costs during the Last Two Fiscal Years

During our fiscal year ended March 31, 2022 we did not incur any research and development costs. During our fiscal year ended March 31, 2021, we incurred cost related to the improvement of our Tornado M.

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

Set forth below are the high and low closing bid prices for our common stock for each quarter of fiscal years ended March 31, 2022, and 2021.  These bid prices were obtained from OTC Markets.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Bid
Fiscal Year Ended	High	Low
March 31, 2022
April 1 through June 30, 2021	.60	.60
July 1 through September 30, 2021	.60	.60
October 1 through December 31, 2021	.60	.60
January 1 through March 31, 2022	.60	.60
March 31, 2021
April 1 through June 30, 2020	.60	.60
July 1 through September 30, 2020	.60	.60
October 1 through December 31, 2020	.60	.60
January 1 through March 31, 2021	.60	.60

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Recent Sales of Unregistered Securities

There were no sales during the years ended March 31, 2022 and 2021.

During the year ended March 31, 2020, the Company sold 74,854 shares of its unregistered common stock at $10.00 per share. 15,000 of the shares were sold on May 31, 2019 together with a 10.0% interest in the Company’s subsidiary, TORtec Nanosynthesis Corp. On March 31, 2020, the Company sold an additional 59,854 shares of its common stock for total consideration of $598,535, consisting of cash proceeds of $275,000, the conversion of an existing $100,000 loan, $200,000 value in services and in kind contributions consisting of use of heavy equipment, transportation, fuel, electrical expertise and installation, parts, labor and know how and consulting services, $16,035 in services rendered in arranging purchases of raw material and potential future financing and $7,500 value of accounting services.  The shares were sold to a total of 10 purchasers.  Included in the March 31, 2020 stock purchase agreements was the aggregate sale of a 39.9% interest in TORtec Nanosynthesis Corp., which was incorporated in May 2019.  There were no underwriting discounts or commissions paid in connection with the sale of any of these securities.

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

Use of Proceeds of Registered Securities

There were no proceeds received by us during the fiscal years ended March 31, 2022, or 2021, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the fiscal years ended March 31, 2022, or 2021.

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

Results of Operations

Year Ended March 31, 2022, Compared to Year Ended March 31, 2021

General and administrative expenses during the fiscal year ended March 31, 2022, were $49,793, compared to $74,841 during the fiscal year ended March 31, 2021, a decrease of $25,048.  The decrease in general and administrative expenses was related to an overall increase professional fees related to filing requirements in connection with the ongoing financial reporting obligations as well additional profession fees incurred related to the sale of our subsidiaries and assets during the fiscal year ended March 31, 2021.

During the fiscal year ended March 31, 2021, we sold the operations related to our TOR-technology resulting in a loss on the sale. As a result we reclassed these operations to discontinued operations. During the year ended March 31, 2021, we had a loss of $291,820 from discontinued operations due to the loss on the sale of the subsidiaries, significant research and development expenditures related to the development the Tornado M, increased general and administrative expenses related to the expanded operations which included the leasing of a facility, etc. There were no such losses during the fiscal year ended March 31, 2022.

Liquidity and Capital Resources

Current assets at March 31, 2022, included $422 in cash, a decrease of $10,453 from total current assets of $10,875 at March 31, 2021 which included cash of $10,875.

At March 31, 2022, we had a negative working capital of $58,418, as compared to negative working capital of $8,625, at March 31, 2021.

Capital Resources

During the fiscal year ended March 31, 2022, operating activities used cash of $49,454, as compared to $201,730 in net cash used for the fiscal year ended March 31, 2021.  The reduction was due to decrease in operations.

During the fiscal year ended March 31, 2022, investing activities used cash of $0, as compared to $114,748 cash used in investing activities during the fiscal year ended March 31, 2021.  In 2021, the majority of the amount used related to additional capital assets purchased for the development of our Tornado M.

During the fiscal year ended March 31, 2022, financing activities provided cash of $39,000, as compared to $326,310 in cash provided for the fiscal year ended March 31, 2021.  In fiscal year 2021, we received proceeds from a subscription receivable of $165,000 in connection with sales of our common stock and the common stock of our subsidiary which were sold in fiscal 2020. In addition, we received short-term advances from related parties of $39,000 and $181,310 related to fiscal 2021 and 2020, respectively. The proceeds were used to further the development of our Tornado M and to fund operations.

We intend to fund future operations for the next 12 months through cash flows generated from operations, current cash on hand and the proceeds from advances from a related entity.  If these cash flows are not sufficient to fund operations, we may be required to raise capital through either a debt or equity financing. These contributions are expected to satisfy amounts in accounts payable and potentially be used for operations. Currently, we cannot provide assurance that such financing will be available to us on favorable terms, or at all.  If, after utilizing the existing sources of capital available to us, further capital needs are identified and if we are not successful in obtaining the required financing, we may be forced to curtail our existing or planned future operations.  These factors raise substantial doubts about the Company’s ability to continue as a going concern. We believe our plans will enable us to continue our current operations for a period in excess of one year from the date of our most recent balance sheet.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the two fiscal years ended March 31, 2022, and 2021.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TORTEC GROUP CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

TORTEC GROUP CORPORATION

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of TORtec Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TORtec Group Corporation (the “Company”) as of March 31, 2022 and 2021, the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

August 11, 2022

TORTEC GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2022	2021

ASSETS
Current Assets
Cash	$ 422	$ 10,875
Total Current Assets	422	10,875

Total Assets	$ 422	$ 10,875

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 19,840	$ 19,500
Short term advances - related parties	39,000	-
Total Current Liabilities and Total Liabilities	58,840	19,500

Commitments and contingencies (Note 3)

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized;
100,074,854, shares issued and outstanding at March 31, 2022 and 2021	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Accumulated deficit	(7,040,009)	(6,990,216)
Total Shareholders' Deficit	(58,418)	(8,625)
Total Liabilities and Shareholders' Deficit	$ 422	$ 10,875

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31,
	2022	2021

Sales	$ -	$ -

Operating Expenses
Research and development	-	-
General and administrative	49,793	74,841
Total Operating Expenses	49,793	74,841
Operating Loss	(49,793)	(74,841)
Gain on extinguishment of liabilities	-	-
Gain on disposition of assets	-	-
Impairment of assets	-	-
Loss before provision for income taxes and discontinued operations	(49,793)	(74,841)
Provision for income taxes	-	-
Loss before loss from discontinued operations	(49,793)	(74,841)
Discontinued operations	-	(291,820)
Net loss	$ (49,793)	$ (366,661)
Non-controlling loss	-	(118,245)
Net loss attributable to TORtec Group Corporation	$ (49,793)	$ (484,906)

Basic and Diluted Loss per Share - Continuing Operations	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Discontinued Operations	$ (0.00)	$ (0.00)
Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average
Common Shares Outstanding	100,074,854	100,074,854

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Non-Controlling	Accumulated
	Shares	Amount	Capital	Interest	Deficit	Total

Balance at March 31, 2020	100,074,854	$ 100,075	$ 6,881,516	$ (155,979)	$ (6,623,555)	$ 202,057

Disposal of business	-	-	-	274,224	-	274,224
Net loss	-	-	-	(118,245)	(366,661)	(484,906)

Balance at March 31, 2021	100,074,854	100,075	6,881,516	-	(6,990,216)	(8,625)

Net loss	-	-	-	-	(49,793)	(49,793)

Balance at March 31, 2022	100,074,854	$ 100,075	$ 6,881,516	$ -	$ (7,040,009)	$ (58,418)

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$ (49,793)	$ (366,661)
Adjustments to reconcile net loss to net cash
from operating activities:
Impairment of property and equipment	-	45,000
Loss on disposal of business, net of non-controlling interest	-	105,124
Changes in assets and liabilities:
Accounts payable and accrued liabilities	340	14,807
Net Cash Used in Operating Activities	(49,453)	(201,730)
Cash Flows from Investing Activities:
Purchase of property and equipment	-	(114,748)
Net Cash Used in Investing Activities	-	(114,748)
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	39,000	181,310
Repayments of short term advances - related parties	-	(20,000)
Collection of subscriptions receivable	-	165,000
Cash Flows Provided by Financing Activities:	39,000	326,310

Net Change in Cash	(10,453)	9,832
Cash at Beginning of Year	10,875	1,043
Cash at End of Year	$ 422	$ 10,875

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Exchange of short term advances - related party for assets	$ -	$ 450,000

See accompanying notes to the consolidated financial statements.

TORTEC GROUP CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 and 2021

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

Discontinued Operations

In March 2021, due to the transfer of subsidiaries and assets discussed above to Capital Vario in satisfaction of amounts due to them, the Company has ceased operations relate to the Tortec Tornado unit. The Company has reflected these operations as discontinued operations in the accompanying consolidated financial statements. The following is a summary of discontinued operations included within the consolidated financial statements for the fiscal years ended March 31, 2022 and 2021:

	For the Year Ended
	March 31,
	2022	2021

Operating Expenses
Research and development	$ -	$ 47,146
General and administrative	-	92,064
Impairment of property and equipment	-	45,000
Loss on disposal of subsidiary	-	225,855
Total Operating Expenses	-	410,065
Non-controlling interest		(118,245)
Operating Loss - Discontinued Operations	$ -	$ (291,820)

There are no discontinued operations included within the consolidated balance sheets as of March 31, 2022 and 2021. Discontinued operations related to the cash flows from investing activities primarily related to purchases of equipment, license and other assets of $0 and $114,748 and equipment and cash flows from financing activities are borrowings from Capital Vario and other related parties of $0 and $161,310 during the years ended March 31, 2022 and 2021, respectively. Operating activities were insignificant and consistent of minor amounts of accounts payable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries TORtec, TORtec Titan+, and its 50.1% owned subsidiary, TORtec Nanosynthesis Corp through the date of their sale in March 2021. All significant intercompany transactions have been eliminated in the consolidation. TORtec's operations have been included from its date of acquisition, see Note 1 for additional information. TORtec Titan+

does not have any operations. TORtec Nanosynthesis Corp. (“Nanosynthesis”) commenced operations during the October 2019 which consisted primarily of research and development expenditures. See Note 1 for discussion of sale of subsidiaries and Note 6, for discussion regarding non-controlling interest.

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:
●	Level 1 - quoted market prices in active markets for identical assets or liabilities

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2022 and 2021, the Company did not have Level 1, 2, or 3 financial assets or liabilities.  Financial instruments consisted of cash, subscription receivable, and payables.  The fair value of financial instruments approximated their carrying values as of March 31, 2022 and 2021, due to the short-term nature of these items.

Cash and Cash Equivalents

Cash and short-term investments with an original maturity of three months or less are considered to be cash and cash equivalents. At March 31, 2022 and 2021, the Company did not have any cash deposits in excess of FDIC limits.

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

Impairment of Long Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of any asset may not be fully recoverable.  If circumstances require that a long-lived asset be tested for possible impairment, the Company compares the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value based on a discounted cash flow analysis. During the years ended March 31, 2022 and 2021, the Company determined that certain costs capitalized in connection with the Tornado M were impaired, see Notes 1 and 3 for additional information.

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

Basic and Diluted (Income) Loss per Common Share

Basic income (loss) per common share is calculated by dividing net loss by the weighted average common shares outstanding during the period.  Diluted income (loss) per common share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period.  As of March 31, 2022 and 2021, the Company did not have any dilutive securities.

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

NOTE 3 – FINANCIAL STATEMENT ELEMENTS

Loans Receivable – Construction Project

In July 2015, the Company loaned $75,000 to an unrelated third party, of which as of March 31, 2021 a balance of $55,000 remains of which is fully reserved. The loan does not incur interest and is due on demand. The loan is intended to be a short term loan used for a construction project by the borrower. At March 31, 2021, the receivable was written off.

On November 9, 2015, the Company loaned $100,000 to an unrelated third party.  The loan incurs interest at 2% per annum and is due upon the earlier of October 31, 2018, or completion by the borrower of one or more projects having an aggregate value of not less than $40 million. The loan was intended to be a short term bridge loan used for working capital for the third party. As of March 31, 2021, this receivable is 100% reserved. At March 31, 2021, the receivable was written off.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. As of March 31, 2022, the Company does not have any property and equipment.

During the year ended March 31, 2021, based upon management’s determination that certain parts needed replacement an impairment loss of $45,000 was recognized.

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

NOTE 4 – SHORT TERM ADVANCES AND DISPOSAL OF SUBSIDIARIES

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand.  During the years ended March 31, 2022 and 2021, Capital Vario advanced the Company an additional $39,000 and $162,880, respectively, for operations. As of March 31, 2022, amounts due to Capital Vario were $39,000.

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

Lease

The Company had an operating lease for which requires minimum monthly payments of $2,500 plus utilities expiring on October 31, 2021..Rent expense for the year ended March 31, 2021 was $64,539, and included within discontinued operations.

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

Common Stock – Subsidiary

On March 31, 2020, the Company issued 748,500 of Nanosynthesis common stock to various investors, related parties and third parties. The issuance represented 49.9% of the Nanosynthesis common stock. In connection with the issuance the Company issued the following:
●	$315,000 in proceeds from third parties for the issuance of 315,000 shares;
●	$110,000 in proceeds from related parties for the issuance of 110,000 shares;
●	Relief of $100,000 or related party advances for the issuance of 100,000 shares;
●	Relief of $7,500 in accounts payable for the issuance of 7,500 shares;
●	Recorded stock-based compensation of $216,035 related to the issuance of 216,035 shares for research and development services performed. The amounts were expensed upon issuance as the performance criteria was complete.

As of March 31, 2020, subscriptions receivable were $165,000, for which $5,000 was from a related party. The proceeds from the subscriptions were received immediately after year end on April 2, 2020.

Non-controlling interest disclosed within the consolidated statement of operations represents the ownership 49.9% share of net losses of TORtec Nanosynthesis Corp. incurred prior to the disposal during the year ended March 31, 2021.

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

NOTE 7 - INCOME TAXES

For the years ended March 31, 2022 and 2021, the Company incurred net losses, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $837,000 and $787,000 at March 31, 2022 and 2021, respectively. Approximately $515,000 in net operating losses begin to expire beginning in the year 2034, the remaining do not expire. The primary difference between the Company’s statutory and effective tax rate relates to non-deductible stock based compensation charges and a full valuation allowance being recorded.

Deferred tax assets as of March 31, 2022 and 2021 consisted of tax effected net operating losses of $249,751 and $234,893, respectively. During the years ended March 31, 2022 and 2021, the valuation allowance increased (decreased) by $14,858 and ($158,948), respectively.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2015 through 2021 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the State Franchise Tax Board for the years ended 2016 through 2021 and currently does not have any ongoing tax examinations.

NOTE 8 - RELATED PARTY TRANSACTIONS

See Note 1 for sale of subsidiaries, Note 3 for purchase of equipment and a license, Note 4 for short-term advances and Note 6 for issuances of common stock, for related party transactions.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after March 31, 2022, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the financial statements other than those disclosed above.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal controls over financial reporting as of March 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2022, our internal controls over financial reporting were not effective.

During the year ended March 31, 2022, the CEO determined that Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended March 31, 2022. The Company believes that internal control over financial reporting is not effective. We have identified the following current material weakness, which was first identified at March 31, 2019, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations:

●	Lack of Management review as the Company has one employee that enters into, reviews, and controls all transactions. The individual is also responsible for financial and regulatory reporting.

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

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting except as noted.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation

Franc Smidt	Former Director	December 4, 2017	October 18, 2020

Stephen H. Smoot	President, CEO and Director	December 4, 2017	*

Alex Schmidt	Former Vice President and Director	December 4, 2017	March 20, 2021

Irina Kochetkova	Vice President, Treasurer and Director	December 4, 2017	*

Jeffrey R. Brimhall	Director	December 4, 2017	*

Asael T. Sorensen, Jr.	Vice President, Secretary and Director	June 6, 2020	*
MayrbekArtsuev	Former Director	May 23, 2019	May 22, 2020
MerdanAtayev	Former Vice President	May 23, 2019	November 5, 2020

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

Background and Business Experience

Director, President & CEO

Stephen H. Smoot, age 69, has served as a director and as the President and CEO of the Company since December 4, 2017. Smoot has been self-employed since 1983 as a consultant in the area of foreign technology development and transfer.  From 1994 till 1999, Smoot funded and directed research in boundary-air laminar-flow technology resulting in U.S. patents and successful commercial applications.   Smoot assisted in forming, and was president of, Caspian Service Group Limited, a wholly-owned subsidiary of Caspian Services, Inc., formerly EMPS Corporation, in December 1999, and served as President of Caspian Services Inc. from inception until February 2002.  Smoot served as the Interim President of EMPS Corporation from June 2004 until December 2004 and for several years directed and funded research in high-frequency eddy-current particle separation technology.  From 2005 to 2009, Smoot served as director of BMB Munai, Inc. an oil and gas company in Kazakhstan. All companies cited above have been SEC reporting issuers.  Smoot is not a director or nominee of any other SEC reporting issuer.

Director, Vice President and Treasurer

Irina Kochetkova, age 69, has served as a director and as Secretary and Treasurer of the Company since December 4, 2017.  Dr. Kochetkova received a B.S. Degree at Moscow Oil & Gas Institute “Academy Gupkin” in 1974 and received a PhD in organic chemistry in 1988.  From 1988 to 1991 she was managing researcher in Moscow Research Institute of Organic Synthesis; from 1991 to present she has been an owner and general director of  Scientific Technical Production Center “EON”, a Russian private limited company;  from 1993 to 2010 she was a shareholder and member of the Board of Directors of  Specinvestbank; for the past twenty-five years acted as a consultant to several foreign companies using Russian know-how and equipment installations in the petro-chemical industries.  The results of this consulting work concluded with installations in Kazakhstan, Russia and Uzbekistan refineries.  Over the same period of time, Kochetkova was also involved in trading petro-chemical products internationally.

Director

Jeffrey R. Brimhall, age 40, served as the Secretary of the Company from June 13, 2012 until December 4, 2017. On December 4, 2017, he resigned as Secretary and was appointed to the Board of Directors of the Company.Mr. Brimhall is currently employed as Controller of Raisa Energy LLC, a private energy company that invests in domestic oil and natural gas mineral and non-operated working interest. Brimhall was employed as Controller of Inflection Energy LLC from January 2015 until June 2016. Brimhall served as the Financial Reporting Manager for Resolute Energy Corp., an NYSE listed company based in Denver, Colorado from January 2010 to December 2015. During that time, he prepared and managed Resolute Energy`s periodic reports to the U.S. Securities and Exchange Commission. From June 2007 to December 2009, Brimhall was employed with Hein & Associates, LLP, a certified public accounting firm in Denver, Colorado. From August 2005 to June 2007, Brimhall was an Audit Associate with Grant Thornton LLP in Phoenix, Arizona. During the past five years, Mr. Brimhall also served as a director for Caspian Services, Inc. and RTS Oil Holdings, Inc., which are no longer SEC registrants, but were at the time Mr. Brimhall served as director. Mr. Brimhall earned a Bachelors of Science degree in Accounting from Brigham Young University in 2005. Mr. Brimhall received licensure as a Certified Public Accountant in 2008.

Director, Vice President and Secretary

Asael (“Ace”) T. Sorensen Jr., age 67, is a licensed attorney who holds degrees in economics, law and business administration (BA, JD/MBA) from Brigham Young University. He has over 30 years of entrepreneurial and business management experience. He has negotiated and managed multimillion dollar national and international supply and service contracts for clients. He has also lectured throughout the country on the subject of contract law for the American Management Association. In 1995, Mr. Sorensen joined Covol Technologies Inc. (now known as Headwaters, Inc.), an environmental remediation and alternative fuel company. In his role as Vice President, General Counsel and Secretary, he helped manage the negotiation of construction and operating contracts for the production of alternative fuels for use in electrical power plants. He assisted with taking Covol Technologies Inc. public on the NASDAQ national market system. He also served as Covol Technologies Inc.’s chief lobbyist to the U.S. House and Senate in Washington DC securing broad bipartisan support for alternative fuels legislation. From 1999 to the present, Ace has had his own financial consulting firm in Salt Lake City, Utah, helping companies secure funding and comply with SEC and FINRA requirements for public listing on NASDAQ.

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

Involvement in Certain Legal Proceedings

During the past 10 years, no director, person nominated to become a director or executive officer:

●	has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

●	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting the following activities:

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

●	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in the preceding bullet point, or to be associated with persons engaged in any such activity;

●	was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not bee subsequently reverse, suspended or vacated;

●	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

●	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Summary Compensation Table reflects the aggregate executive compensation paid by us during the last two fiscal years ended March 31, 2021, and 2020, and the position for which such compensation was paid:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary* ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other* Compensation ($) (i)	Total* Earnings ($) (j)
Stephen H. Smoot, CEO since 12/2017	3/31/22 3/31/21	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Irina Kochetkova, CFO since 12/2017	3/31/22 3/31/21	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Alex Schmidt, Vice President since 12/2017	3/31/22 3/31/21	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
MerdanAtayev, Vice President since 5/2019	3/31/22 3/31/21	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

No director received any compensation for service as a director during the fiscal years ended March 31, 2022, and 2021.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following tables set forth the shareholdings of those persons who were principal shareholders owning 5% of more of our common stock as of the date of this Annual Report.

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class*
Common Stock	Franc Smidt Papur 25, b. 33 Bistritsa/Malinova dolina 1756, Sofia, Bulgaria	18,000,000 shares	18.0%
Common Stock	TOR Biologos GmbH (1) Rothausstrasse 61 4132 Muttenz, Switzerland	13,500,000 shares	13.5%
Common Stock	Mikhail Lvov Russian Federation, Moscow 125057, Leningradskiyprospekt 75, Bld. 1B, Fl. 452	9,900,000 shares	9.9%
Common Stock	PlatinoAventurasInternacionales S.A. Aves. 2 & 6, Calle 17, N. 233 San Jose, Costa Rica	7,042,500 shares	7.04%
Common Stock	Sorensen Family Trust dated 12/3/1994 (1) 708 Cherapple Circle Orem, Utah 84097	7,042,500 shares	7.04%
Common Stock	MayrbekArtsuev (2) Russian Federation, Moscow, 121609 Osenniy Boulevard 5, Building 3, Ap. 882	13,500,000 shares	13.5%
Common Stock	Irina Kochetkova (3) Nikolaeva Str. 4, Fl. 13 Russian Federation, Moscow 123100	10,333,334 shares	10.33
Common Stock	Alex Schmidt (2) Flat 108 Leonidou 10 Livadia (Larnaca) G4 7060	13,500,000 shares	13.5%

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

From time to time, Capital Vario, a shareholder of the Company, advanced monies for operations. The advances did not incur interest and were due on demand.  During the year ended March 31, 2020, Capital Vario advanced the Company an additional $63,700 for operations. At March 31, 2020, Capital Vario agreed to convert $100,000 of the advances into 100,000 shares of the Company’s subsidiary, Nanosynthesis. The per share rate used in the conversion was the same price to which third party investors were purchasing shares. As of March 31, 2020 and 2019, amounts due to Capital Vario were $288,690 and $324,990, respectively. The advances were reflected as "short term advances - related parties" on the consolidated balance sheets attached to the Company’s 10K for the fiscal year ending March 31, 2020.  As of March 22, 2021, amounts due to Capital Vario were $451,570. On March 22, 2021, pursuant to shareholder approval, the Company transferred the Company subsidiaries which held substantially all the Company’s assets to Capital Vario in complete satisfaction of all indebtedness. Mr. Stephen H. Smoot was an officer and former consultant to Capital Vario, but he resigned those positions in August 2017.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during fiscal years ended March 31, 2022, and 2021:

Fee Category	2022	2021
Audit Fees	$29,700	$29,700
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$29,700	$29,700

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the years ended March 31, 2022, and 2021, contained in Part II, Item 8, which are incorporated herein by this reference.

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
3.3*

Amended and Restated Articles of Incorporation of the Company (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2019 filed with the Commission on July 16, 2019)

10.1*

License Agreement No. W-1/18 by and between TORtecForschungsinstitut GmbH (TRI, Switzerland), Licensor, and TORtec Group, Licensee, dated June 18, 2018(incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2018 filed with the Commission on July 12, 2018)

10.2*

Stock Purchase Agreement between TORtec Group Corporation and IKR BABOLNA FZE dated May 20, 2019 (incorporated by reference from the Company’s Form 8-K/A-1 Current Report for the earliest event dated May 20, 2019 filed with the Commission on May 31, 2019)

10.3*

A License Agreement dated February 19, 2019 between TORtec Group Corporation and TORtecForschungsinstitut GmbH, the successor-in-interest to Scientific Research Institute of Technological Progress, a Cyprus entity (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.4*

A License Agreement dated April 12, 2019 between TORtec Group Corporation and TORtecForschungsinstitut GmbH(incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 filed with the Commission on February 14, 2020)

10.5*

A General Agreement for Execution of Works and Services No. US19 dated February 19, 2019 between Vortex Technologies GmbH and TORtec Group Corporation (incorporated by reference from the Company’s 10K Annual Report for the year ended March 31, 2020 filed with the Commission on July 13, 2020)

14*	Code of Ethics (incorporated by reference from the Company’s Form 10-K Annual Report for the year ended March 31, 2013 filed with the Commission on July 16, 2013)

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Stephen H. Smoot, President, CEOand Director.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Irina Kochetkova, Secretary, Treasurer, CFO, and Director.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Stephen H. Smoot, President, CEO and Director.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Irina Kochetkova, Secretary, Treasurer, CFO and Director

* - Previously filed

Exhibit Number	Description
101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

Documents Incorporated by Reference	Where Incorporated in this Annual Report
Prospectus dated January 7, 2013, and filed with the SEC on January 8, 2013 (Spin-Off)	Part I, Item 1

8-K Current Report dated April 22, 2013, and filed with the SEC on April 22, 2013 (Spin-Off Payment Date)	Part I, Item 1

8-K Current Report dated November 22, 2017, and filed with the SEC on November 29, 2017

2.1 Share Exchange Agreement by and among Geo Point Resources, Inc., TORtec Group, and the Shareholders of TORtec Group dated November 22, 2017

Part I, Item 1

8-K Current Report December 4, 2017 and filed with the SEC on December 8, 2017, as amended in a Form 8-K/ Amendment dated June 22, 2018 and filed with the SEC on June 22, 2018	Part I, Item 1

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

TORTEC GROUP CORPORATION

Date:	August 11, 2022	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	August 11, 2022	By:	/s/ Irina Kochetkova
Irina Kochetkova, Secretary, Treasurer, CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TORTEC GROUP CORPORATION

Date:	August 11, 2022	By:	/s/ Stephen H. Smoot
Stephen H. Smoot, President, CEO and Director

Date:	August 11, 2022	By:	/s/ Irina Kochetkova
Irina Kochetkova,, Vice President, Treasurer and Director

Date:	August 11, 2022	By:	/s/ Jeffrey R. Brimhall
Jeffrey R. Brimhall, Director

Date:	August 11, 2022	By:	/s/ Asael T. Sorensen, Jr.
Asael T. Sorensen, Jr., Vice President, Secretary and Director