Form 10-Q
period 2022-06-30
TORtec Group Corp
filed 2022-11-07
CIK 1560905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 on September 30, 2022, was 100,074,854.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TORTEC GROUP CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2022	March 31, 2022

ASSETS
Current Assets
Cash	$ 79	$ 422
Total Current Assets	79	422

Total Assets	$ 79	$ 422

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 22,340	$ 19,840
Short term advances - related parties	40,600	39,000
Total Current Liabilities and Total Liabilities	62,940	58,840

Commitments and contingencies (Note 3)

Shareholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.001 par value; 200,000,000 shares authorized; 100,074,854, shares issued and outstanding at June 30, 2022 and March 31, 2022	100,075	100,075
Additional paid-in capital	6,881,516	6,881,516
Accumulated deficit	(7,044,452)	(7,040,009)
Total Shareholders' Deficit	(62,861)	(58,418)
Total Liabilities and Shareholders' Deficit	$ 79	$ 422

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2022	2021

Sales	$ -	$ -

Operating Expenses
General and administrative	4,443	5,113
Total Operating Expenses	4,443	5,113
Net loss	$ (4,443)	$ (5,113)

Basic and Diluted Loss per Share - Net Loss	$ (0.00)	$ (0.00)
Basic and Diluted Weighted-Average Common Shares Outstanding	100,074,854	100,074,854

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

(unaudited)

Three Months Ended June 30, 2022:

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit	Total

Balance at March 31, 2022	100,074,854	$ 100,075	$ 6,881,516	$ -	$ (7,040,009)	$ (58,418)

Net loss	-	-	-	-	(4,443)	(4,443)

Balance at June 30, 2022	100,074,854	$ 100,075	$ 6,881,516	$ -	$ (7,044,452)	$ (62,861)

Three Months Ended June 30, 2021:

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Non-controlling Interest	Accumulated Deficit	Total

Balance at March 31, 2021	100,074,854	$ 100,075	$ 6,881,516	$ -	$ (6,990,216)	$ (8,625)

Net loss	-	-	-	-	(5,113)	(5,113)

Balance at June 30, 2021	100,074,854	$ 100,075	$ 6,881,516	$ -	$ (7,995,329)	$ (13,738)

See accompanying notes to the condensed financial statements.

TORTEC GROUP CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$ (4,443)	$ (5,113)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	2,500	1,149
Net Cash Used in Operating Activities	(1,943)	(3,964)
Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities:
Proceeds from short term advances - related parties	1,600	-
Cash Flows Provided by Financing Activities:	1,600	-

Net Change in Cash	(343)	(3,964)
Cash at Beginning of Period	422	10,876
Cash at End of Period	$ 79	$ 6,912

Supplement Disclosure of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Discontinued Operations

In March 2021, due to the transfer of subsidiaries and assets discussed above to Capital Vario in satisfaction of amounts due to them, the Company has ceased operations relate to the Tortec Tornado unit. The Company has reflected these operations as discontinued operations in the accompanying financial statements for which there was no impact on the financial statements presented.

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

Interim Condensed Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2022. The results of operations for the three months ended June 30, 2022 are not indicative of the results that may be expected for the full year.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

From time to time, Capital Vario, a shareholder of the Company, advances monies for operations. The advances do not incur interest and are due on demand. During the three months ended June 30, 2022 and 2021, Capital Vario advanced the Company $1,600 and $0, respectively.

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

Common Stock

As of June 30, 2022, the Company has 200,000,000 authorized common shares.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events after June 30, 2022, through the date of this filing, noting no additional items which need to be disclosed within the accompanying notes to the condensed financial statements other than those disclosed above.

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

Results of Operations

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

General and administrative expenses during the three months ended June 30, 2022 were $4,443, compared to $5,113, during the three months ended June 30, 2021, a decrease of $670.  The decrease in general and administrative expenses was directly related to the decrease in professional fees due to decrease in operations during fiscal 2022.

Liquidity

Current assets at June 30, 2022, included cash of $79. At March 31, 2022 current assets consisted of cash of $422.  At June 30, 2022, we had a negative working capital of $62,861, as compared a negative working capital of $58,418 at March 31, 2022.  The decrease in working capital is mostly due to additional monies needed to fund the Company’s operations.

Capital Resources

During the three months ended June 30, 2022, operating activities used cash of $1,943 compared to $3,964 net cash used in the three months ended June 30, 2021, a decrease of $2,021. The decrease related to reduction of our operations due to the sale of our subsidiaries.

During the three months ended June 30, 2022, we received cash from related parties of $1,600. The proceeds were used to fund operations.

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

We had no off-balance sheet arrangements during the three months ended June 30, 2022.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, and do not provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

TORTEC GROUP CORPORATION

Date: November 7, 2022                                                    By:/s/ Stephen H. Smoot

Stephen H. Smoot

President and Chief Executive Officer

Date: November 7, 2022                                                    By:/s/ Irina Kochetkova

Irina Kochetkova

Chief Financial Officer and Principal Accounting Officer